Form 10-Q
period 2021-03-31
SVF Investment Corp.
filed 2021-05-24
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

SVF INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39862	98-1561624
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(IRS Employer Identification No.)

1 Circle Star Way San Carlos, California	94070
(Address Of Principal Executive Offices)	(Zip Code)
(650)
562-8100
Registrant’s telephone number, including area code
GAZELLE OPPORTUNITIES I (CAYMAN) CORP.
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of May 24, 2021, 60,375,000 Class A ordinary shares, par value $0.0001 per share, and 15,093,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP.
Form
10-Q
For the three months ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$705,604	$—
Due from underwriters	600,000	—
Due from related party	30,452	—
Prepaid expenses	2,111,663	12,945

Total current assets	3,447,719	12,945
Investments held in Trust Account	603,757,865	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$607,205,584	$618,280

Liabilities and Shareholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$72,750	$353,332
Accrued expenses	383,488	197,236
Working capital loan - related party	2,000,000	—
Note payable - related party	—	172,732

Total current liabilities	2,456,238	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	68,238,700	—

Total liabilities	91,826,188	723,300

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 51,037,939 and 0 shares subject to possible redemption at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	510,379,390	—
Shareholders’ Equity (Deficit):
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 9,337,061 and 0 shares issued and outstanding (excluding 51,037,939 and 0 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	934	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,509	1,509
Additional paid-in capital	17,718,305	23,491
Accumulated deficit	(12,720,742)	(130,020)

Total shareholders’ equity (Deficit)	5,000,006	(105,020)

Total Liabilities and Shareholders’ Equity (Deficit)	$607,205,584	$618,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

General and administrative expenses	$766,717
General and administrative expenses - related party	28,076,170

Loss from operations	$(28,842,887)
Other income (expense)
Offering costs associated with derivative warrant liabilities	(2,567,170)
Loss on the forward purchase agreement	(97,422,680)
Change in fair value of derivative liabilities	116,234,150
Income from investments held in Trust Account	7,865

Net loss	$(12,590,722)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	39,581,933

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	—
Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	33,104,817
Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.38)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,490.63	$(130,020)	$(105,020)
Sale of units in initial public offering, less allocation to derivative liabilities	60,375,000	6,038	—	—	558,824,962	—	558,831,000
Offering costs	—	—	—	—	(30,755,862)	—	(30,755,862)
Shares subject to possible redemption	(51,037,939)	(5,104)	—	—	(510,374,286)	—	(510,379,390)
Net loss	—	—	—	—	—	(12,590,722)	(12,590,722)

Balance - March 31, 2021 (unaudited)	9,337,061	$934	15,093,750	$1,509	$17,718,305	$(12,720,742)	$5,000,006

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021

Cash Flows from Operating Activities:
Net loss	$(12,590,722)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	60,201
Non-cash compensation to Sponsor	28,056,170
Offering costs associated with derivative warrant liabilities	2,567,170
Loss on the forward purchase agreement	97,422,680
Change in fair value of derivative liabilities	(116,234,150)
Income from investments held in Trust Account	(7,865)
Changes in operating assets and liabilities:
Due from related party	(30,452)
Prepaid expenses	(2,098,718)
Accounts payable	(297,887)
Accrued expenses	262,424

Net cash used in operating activities	(2,891,149)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(603,750,000)

Net cash used in investing activities	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	2,000,000
Repayment of note payable to related party	(295,732)
Proceeds received from initial public offering, gross	603,750,000
Proceeds received from private placement	14,075,000
Offering costs paid	(12,182,515)

Net cash provided by financing activities	607,346,753

Net increase in cash	705,604
Cash - beginning of the period	—

Cash - end of the period	$705,604

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$17,305
Offering costs included in accrued expenses	$75,000
Offering costs paid by related party under promissory note	$62,800
Reversal of accrued expenses	$(151,172)
Deferred underwriting commissions	$21,131,250
Initial value of Class A ordinary shares subject to possible redemption	$(394,350,610)
Change in value of Class A ordinary shares subject to possible redemption	$(116,028,780)
Due from underwriters - offering costs	$600,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
SVF Investment Corp., formerly known as Gazelle Opportunities I (Cayman), (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 5, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). As of March 31, 2021, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through March 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), which is described below. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
The Company’s sponsor is SVF Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 60,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions (Note 6). On April 22, 2021, the underwriters made a payment to the Company in an amount of $600,000 to reimburse certain of the expenses in connection with its Initial Public Offering.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and capital resources
As of March 31, 2021, the Company had approximately $706,000 in its operating bank account, and working capital of approximately $991,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, there was $2.0 million outstanding under the Working Capital Loan.
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
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 2 — Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three months ended March 31, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 29, 2021.
Emerging growth company
As an emerging growth company, the Company may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, reduced disclosure obligations regarding executive compensation in its periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved.
Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.
This may make comparison of the Company’s unaudited condensed financial statement with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of unaudited condensed financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting period. Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the unaudited condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution which, at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on the account.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of March 31, 2021 and December 31, 2020, the Company recorded approximately $30,000 and $0 on the unaudited condensed balance sheets, respectively.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised solely of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities, or a combination thereof. The Company’s investments held in the Trust Account are classified as trading securities. Trading securities are presented on the balance sheet at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in investment income on Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.
As of March 31, 2021, the carrying values of cash, due from underwriters, due from related party, prepaid expenses, accounts payable, accrued expenses, working capital loan to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments.
Derivative liabilities
The Company does
not
use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks.
The
Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity
, is
re-assessed
at the end of each reporting period.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The 12,075,000 warrants issued in
connection
with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and forward purchase agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently
, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model at
each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal,
accounting
,
underwriting
fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations.
Offering
costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately
 $
2.6

million is included in offering cost—derivative liabilities in the unaudited condensed statement of operations and approximately
$
30.8
 million is included in the unaudited condensed statement of changes in shareholders’ equity (deficit).
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 51,037,939 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
Income Taxes
The Company follows the asset and liability method of accounting for income taxes under FASB ASC 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. There were no unrecognized tax benefits as of March 31, 2021. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties as of March 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.
The Company is considered an exempted Cayman Islands company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net loss per Ordinary Shares
Net loss per ordinary share is computed
by
dividing
net
loss by the weighted-average number of ordinary shares outstanding during the periods.
The Company’s unaudited condensed statements of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per ordinary share. Net loss per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, if any, by the weighted average number
of Class A ordinary shares subject to possible redemption outstanding for the period.
Net loss per ordinary share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of
Class
A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss from investments based on non-redeemable
shares’ proportionate interest.
The following table reflects the calculation of basic and diluted net loss per ordinary share:

For The Three Months Ended March 31, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$6,648
Less: Company’s portion available to be withdrawn to pay taxes	—

Net income attributable to Class A ordinary shares subject to possible redemption	$6,648

Denominator: Weighted average Class A ordinary shares subject to possible redemption Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	39,581,933

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$—

Non-redeemable ordinary shares
Numerator: Net Loss minus Net Earnings
Net loss	$(12,590,722)
Net income allocable to Class A ordinary shares subject to possible redemption	6,648

Non-redeemable net loss	$(12,597,370)

Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non-redeemable ordinary shares	33,104,817

Basic and diluted net loss per ordinary share, non-redeemable ordinary shares	$(0.38)

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recent Issued Accounting Standards
The Company’s management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Note 3 — Initial Public Offering
On January 12, 2021, the Company consummated its Initial Public Offering of 60,375,000 Units, including 7,875,000 Over-Allotment Units, at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to the Company in an amount of $600,000 to reimburse certain of the expenses in connection with its Initial Public Offering. Of the 60,375,000 Units sold, an aggregate of 2,527,000 Units were purchased by certain of the Company’s directors and officers.
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note 8).
Note 4 — Private Placement
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
Note 5 — Related Party Transactions
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021, there was $2.0 million outstanding under the Working Capital Loan.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor. During the three months ended March 31, 2021, the Company incurred $20,000 included in general and administrative expenses to related party in the accompanying unaudited condensed statement of operations.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 6 — Commitments and Contingencies
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
Note 7 — Derivative Liabilities
As of March 31, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Public Warrants may only be exercised for a whole number of shares. No fractional Public Warrants will be issued upon separation of the Units and only whole Public Warrants will trade. The Public Warrants will become exercisable on the later of (a) 30 days after the completion of a Business Combination or (b) 12 months from the closing of the Initial Public Offering; provided in each case that the Company has an effective registration statement under the Securities Act covering the Class A ordinary shares issuable upon exercise of the Public Warrants and a current prospectus relating to them is available and such shares are registered, qualified or exempt from registration under the securities, or blue sky, laws of the state of residence of the holder (or the Company permit holders to exercise their warrants on a cashless basis under certain circumstances). The Company agreed that as soon as practicable, but in no event later than 20 business days after the closing of the initial Business Combination, the Company will use commercially reasonable efforts to file with the SEC and have an effective registration statement covering the Class A ordinary shares issuable upon exercise of the warrants and to maintain a current prospectus relating to those Class A ordinary shares until the warrants expire or are redeemed, as specified in the warrant agreement. If a registration statement covering the Class A ordinary shares issuable upon exercise of the warrants is not effective by the 60th day after the closing of the initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company will have failed to maintain an effective registration statement, exercise warrants on a “cashless basis” in accordance with Section 3(a)(9) of the Securities Act or another exemption. Notwithstanding the above, if the Class A ordinary shares are at the time of any exercise of a warrant not listed on a national securities exchange such that they satisfy the definition of a “covered security” under Section 18(b)(1) of the Securities Act, the Company may, at its option, require holders of Public Warrants who exercise their warrants to do so on a “cashless basis” and, in the event the Company so elects, the Company will not be required to file or maintain in effect a registration statement, and in the event the Company does not so elect, it will use commercially reasonable efforts to register or qualify the shares under applicable blue sky laws to the extent an exemption is not available.
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
30-day
redemption period.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Redemption of warrants when the price per Class A ordinary share equals or exceeds $10.00:
Once the warrants become exercisable, the Company may redeem the outstanding warrants (except as described herein with respect to the Private Placement Warrants and the Forward Purchase Warrants):

•	in whole and not in part;

•
at $0.10 per warrant upon a minimum of
30
days’ prior written notice of redemption provided that holders will be able to exercise their warrants on a cashless basis prior to redemption and receive that number of Class A ordinary shares to be determined by reference to an agreed table based on the redemption date and the “fair market value” of Class A ordinary shares; and

•
if, and only if, the closing price of Class A ordinary shares equals or exceeds $10.00 per Public Share (as adjusted) for any 20 trading days within the
30-trading
day period ending three trading days before the Company sends the notice of redemption to the warrant holders; and

•
if the closing price of the Class A ordinary shares for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrant holders is less than $
18.00
per share (as adjusted), the Private Placement Warrants must also be concurrently called for redemption on the same terms as the outstanding Public Warrants, as described above.

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
Note 8 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 9,337,061 and 0 Class A ordinary shares outstanding, excluding 51,037,939 and 0 Class A ordinary shares subject to possible redemption, respectively.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend. Subsequent to October 10, 2020, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. Of the
15,093,750
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 9 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,757,865	$—	$—	$603,757,865
Liabilities:
Derivative liabilities - public warrants	$24,995,250	$—	$—	$24,995,250
Derivative liabilities - private warrants	$—	$—	$22,332,330	$22,332,330
Derivative liabilities - forward purchase warrants	$—	$—	$20,911,120	$20,911,120
Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. The estimated fair value of the Public Warrants transferred from a Level 3 measurement to a Level 1 fair value measurement in January 2021, when the Public Warrants were separately listed and traded.
Level 3 instruments are comprised of derivative liabilities measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants, the Public Warrants and forward purchase warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of January 12, 2021	As of March 31, 2021
Option term (in years)	1.4- 5	1.2- 5
Volatility	20.00%	10.00%
Risk-free interest rate	0.73%	1.21%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities (1)	184,472,850
Change in fair value of derivative liabilities (2)	(116,234,150)

Derivative liabilities at March 31, 2021	$68,238,700

(1)	includes a balance of $97.4 million from the forward purchase agreement , and a balance of $87.0 million from public warrants and private placement warrants.
(2)
includes a $76.5 million gain from
the
change
in
fair
value from the forward purchase agreement
, and $39.7 million gain from the change in fair value from Public Warrants and Private Placement Warrants.

Note 10 — R
estatement
to Prior Period Financial Statements
During the course of preparing the quarterly report on Form
10-Q
for the three-month period ended March 31, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s warrants in the Company’s previously issued audited balance sheet dated January 12, 2021, filed on Form
8-K
on January 20, 2021 (the
“Post-IPO
Balance Sheet”).
On April 12, 2021, the staff of the Securities and
Exchange
Commission (the “SEC Staff”) issued a public statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants issued by Special Purpose Acquisition Companies (“SPACs”)” (the “SEC Staff Statement”). In the SEC Staff Statement, the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. Since their issuance on January 12, 2021, the Company’s warrants and forward purchase agreement have been accounted for as a component of equity within the Company’s previously reported balance sheet. After discussion and evaluation, including with the Company’s independent registered public accounting firm and the Company’s audit committee, management concluded that the warrants and forward purchase agreement should be presented as liabilities with subsequent fair value remeasurement.
The Warrants and forward purchase agreement were reflected as a component of equity in the
Post-IPO
Balance Sheet as opposed to liabilities on the balance sheet, based on the Company’s application of FASB ASC Topic
815-40,
Derivatives and Hedging, Contracts in Entity’s Own Equity
(“ASC
815-40”).
The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant and forward purchase agreement and the Company’s application of ASC
815-40
to the warrant and forward purchase agreement. The Company reassessed its accounting for Warrants and the forward purchase agreement issued on January 12, 2021, in light of the SEC Staff’s published views. Based on this reassessment, management determined that the Warrants and forward purchase agreement should be classified
as liabilities measured at fair value upon issuance,
with
subsequent changes in fair value reported in the Company’s
Statement
of Operations each
reporting
period.
The effect of the
r
estatement

to the
Post-IPO
Balance Sheet is as follows:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of January 12, 2021
	As Previously
	Reported	Adjustments	AS Restated
Balance Sheet
Total assets	$605,776,800	$—	$605,776,800

Liabilities, redeemable non-controlling interest and shareholders’ equity
Total current liabilities	$822,089	$—	$822,089
Deferred underwriting commissions	21,131,250	—	21,131,250
Derivative liabilities	—	184,472,850 (1)	184,472,850

Total liabilities	21,953,339	184,472,850	206,426,189
Class A ordinary shares, $0.0001 par value; shares subject to possible redemption	578,823,460	(184,472,850)	394,350,610
Shareholders’ equity
Preference shares - $0.0001 par value	—	—	—
Class A ordinary shares - $0.0001 par value	249	1,845	2,094
Class B ordinary shares - $0.0001 par value	1,509	—	1,509
Additional paid-in-capital	5,101,749	128,044,175	133,145,924
Accumulated deficit	(103,506)	(128,046,020)	(128,149,526)

Total shareholders’ equity	5,000,001	—	5,000,001

Total liabilities and shareholders’ equity	$605,776,800	$—	$605,776,800

(1)	includes a balance of $97.4 million from the forward purchase agreement , and a balance of $87.0 million from Public Warrants and Private Placement Warrants.
Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
References to the “Company,” “SVF Investment Corp.” “our,” “us” or “we” refer to SVF Investment Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form
10-Q
includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Exchange Act. We have based these forward-looking statements on our current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “continue,” or the negative of such terms or other similar expressions. Factors that might cause or contribute to such a discrepancy include, but are not limited to, those described in our other SEC filings.
Overview
We are a blank check company incorporated as a Cayman Islands exempted company on October 5, 2020. We were formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses (the “Business Combination”). We are an emerging growth company and, as such, we are subject to all of the risks associated with emerging growth companies.
Our sponsor is SVF Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated its Initial Public Offering of 60,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to us in an amount of $600,000 to reimburse certain of our expenses in connection with this offering.
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
Liquidity and Capital Resources
As of March 31, 2021, we had approximately $706,000 in operating cash, and working capital of approximately $991,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note, of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan. As of March 31, 2021, there was $2.0 million outstanding under the Working Capital Loan.
Based on the foregoing, management believes that it will have sufficient working capital and borrowing capacity to meet its needs through the earlier of the consummation of a business combination or one year from this filing. Over this time period, we will be using these funds for paying existing accounts payable, identifying and evaluating prospective initial business combination candidates, performing due diligence on prospective target businesses, paying for travel expenditures, selecting the target business to merge with or acquire, and structuring, negotiating and consummating the business combination.
Management continues to evaluate the impact of the
COVID-19
pandemic and has concluded that the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to March 31, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended March 31, 2021, we had net loss of approximately $12.6 million, which consisted of general and administrative expenses of approximately $767,000, general and administrative expenses to related party of $28.1 million, offering costs associated with derivative liabilities of approximately $2.6 million, partially offset by change in fair value of derivative liabilities of approximately $18.8 million and income from investments held in the Trust Account of approximately $8,000. Of the approximately $28.1 million in general and administrative expenses with related parties, $28.1 million is a noncash charge for the excess initial fair value of Private Placement Warrants over the purchase price for such warrants paid by our Sponsor.

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
Critical Accounting Policies
Derivative liabilities
We do not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. We evaluate all of our financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and ASC
815-15.
The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is re-assessed
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and forward purchase agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were charged to shareholders’ equity (deficit) upon the completion of the Initial Public Offering. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million is included in offering cost—derivative liabilities in the unaudited condensed statement of operations and approximately $30.8 million is included in the unaudited condensed statement of changes in shareholders’ equity (deficit).
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 51,037,939 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condense balance sheets.
Net loss per Ordinary Shares
Net loss per ordinary share is computed by dividing net loss by the weighted-average number of ordinary shares outstanding during the periods.
Our unaudited condensed statement of operations includes a presentation of loss per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of loss per ordinary share. Net loss per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.
Net loss per ordinary share, basic and diluted, for
non-redeemable
ordinary shares is calculated by dividing the net loss, adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of Class A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares participate in the income or loss from investments based on non-redeemable
shares’ proportionate interest.
Non-cash
compensation to Sponsor
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.

Recent Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of March 31, 2021, we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
Additionally, we are in the process of evaluating the benefits of relying on the other reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, if, as an “emerging growth company,” we choose to rely on such exemptions we may not be required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404, (ii) provide all of the compensation disclosure that may be required of non-emerging
growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the PCAOB regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis) and (iv) disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation. These exemptions will apply for a period of five years following the completion of our Initial Public Offering or until we are no longer an “emerging growth company,” whichever is earlier.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of March 31, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
On April 12, 2021, the staff at the Securities and Exchange Commission (the “SEC”) issued a statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”) (the “SEC Statement”). In the SEC Statement, the SEC staff noted that certain provisions in the typical SPAC warrant agreement may require that the warrants be classified as a liability measured at fair value, with changes in fair value reported each period in earnings, as compared to the historical treatment of the warrants as equity, which has been the practice of most SPACs, including us. We had previously classified our private placement warrants public warrants and forward purchase warrants as equity (for a full description of our private placement warrants, public warrants and forward purchase warrants refer to the registration statement on Amendment No.2 to Form S-1 (File No. 333-251541), filed in connection with the Company’s initial public offering, declared effective by the SEC on January 7, 2021).

After considering the SEC Statement, we concluded that there were misstatements in the January 12, 2021 audited closing balance sheet we filed with the SEC on Form
8-K
on January 20, 2021. Based on the guidance in Accounting Standards Codification (“ASC”)
815-40,
“Derivatives and Hedging — Contracts in Entity’s Own Equity”, we concluded that provisions in the warrant agreement preclude the warrants from being accounted for as components of equity. As the warrants meet the definition of a derivative as contemplated in ASC 815, the warrants should have been recorded as derivative liabilities on the balance sheet and measured at fair value at inception and at each reporting date in accordance with ASC 820, “Fair Value Measurement”, with changes in fair value recognized in the statement of operations in the period of change. Further, ASC 815 requires that upfront costs and fees related to items for which the fair value option is elected (our warrant liabilities) should have been recognized as expense as incurred.
We have corrected the accounting for the warrants in this Quarterly Report on Form
10-Q.
The effect of the restatement on specific line items in our January 12, 2021 audited closing date balance sheet can be found in footnote 10 of the Notes to unaudited condensed Financial Statements.
Evaluation of Disclosure Controls and Procedures
In connection with the restatement of our January 12, 2021 audited closing balance sheet, our management reassessed the effectiveness of our disclosure controls and procedures as of March 31, 2021. As a result of that reassessment and in light of the SEC Statement, our management determined that our disclosure controls and procedures as of March 31, 2021 were not effective solely as a result of its classification of the warrants as components of equity instead of as derivative liabilities.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the three months ended March 31, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our previously filed financial statements described above had not yet been identified.
In light of the restatement of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.
PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 29, 2021, except for the below risk factor. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

The securities in which we invest the funds held in the trust account could bear a negative rate of interest, which could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
The proceeds held in the trust account will be invested only in U.S. government treasury obligations with a maturity of 185 days or less or in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act, which invest only in direct U.S. government treasury obligations. While short-term U.S. government treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event that we are unable to complete our initial business combination or make certain amendments to our amended and restated memorandum and articles of association, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income, net of income taxes paid or payable (less, in the case we are unable to complete our initial business combination, $100,000 of interest to pay dissolution expenses). Negative interest rates could reduce the value of the assets held in trust such that the per-share
redemption amount received by public shareholders may be less than $10.00 per share.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Simultaneously with the closing of the Initial Public Offering, we consummated the private placement (“Private Placement”) of 9,383,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with our Sponsor, generating gross proceeds of approximately $14.1 million.
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of March 31, 2021, the loan balance was $0.
Of the gross proceeds received from the Initial Public Offering and the full exercise of the option to purchase additional Shares, $603,800,000 was placed in the Trust Account. The net proceeds of the Initial Public Offering and certain proceeds from the Private Placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.
We paid a total of approximately $12.2 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $21.1 million in underwriting discounts and commissions.
Item 3. Defaults upon Senior Securities
None.
Item 4.
Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 24, 2021	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer