Form 10-Q
period 2021-06-30
SVF Investment Corp.
filed 2021-08-16
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of August 16, 2021
, 60,375,000 Class A ordinary shares, par value $0.0001 per share, and 15,093,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP.
Form
10-Q
For the Quarter Ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,328,104	$—
Due from related party	5,452	—
Prepaid expenses	1,796,656	12,945

Total current assets	3,130,212	12,945
Investments held in Trust Account	603,767,040	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$606,897,252	$618,280

Liabilities and Shareholders’ Deficit
Current liabilities:
Accounts payable	$429,885	$353,332
Accrued expenses	387,095	197,236
Due to related party	149,153	—
Working capital loan - related party	3,242,980	—
Note payable - related party	—	172,732

Total current liabilities	4,209,113	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	45,689,700	—

Total liabilities	71,030,063	723,300

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 60,375,000 and -0- shares issued and outstanding, subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	603,750,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,509	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(67,884,320)	(130,020)

Total shareholders’ deficit	(67,882,811)	(105,020)

Total Liabilities and Shareholders’ Deficit	$606,897,252	$618,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$797,402	$1,564,119
General and administrative expenses - related party	30,000	28,106,170

Loss from operations	$(827,402)	$(29,670,289)
Other income (expense)
Offering costs associated with derivative warrant liabilities	—	(2,567,170)
Loss on the forward purchase agreement	—	(97,422,680)
Loss on working capital loan	(2,256,980)	(2,256,980)
Change in fair value of derivative liabilities	22,549,000	138,783,150
Change in fair value of working capital loan	1,014,000	1,014,000
Income from investments held in Trust Account	9,175	17,040

Net income	$20,487,793	$7,897,071

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,375,000	60,375,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	15,093,750	14,941,471

Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$1.36	$0.53

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Sale of units in initial public offering, less allocation to derivative warrant liabilities	60,375,000	6,038	—	—	558,824,962	—	558,831,000
Offering costs	—	—	—	—	(30,755,862)	—	(30,755,862)
Shares subject to possible redemption	(51,037,939)	(5,104)	—	—	(510,374,286)	—	(510,379,390)
Net loss	—	—	—	—	—	(12,590,722)	(12,590,722)

Balance - March 31, 2021 (unaudited)	9,337,061	934	15,093,750	1,509	17,718,305	(12,720,742)	5,000,006
Accretion of Class A ordinary shares subject to redemption amount	(9,337,061)	(934)	—	—	(17,718,305)	(75,651,371)	(93,370,610)
Net income	—	—	—	—	—	20,487,793	20,487,793

Balance - June 30, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(67,884,320)	$(67,882,811)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2021

Cash Flows from Operating Activities:
Net income	$7,897,071
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	60,201
Non-cash compensation to Sponsor	28,056,170
Offering costs associated with derivative warrant liabilities	2,567,170
Loss on the forward purchase agreement	97,422,680
Loss on working capital loan	2,256,980
Change in fair value of derivative liabilities	(138,783,150)
Change in fair value of working capital loan	(1,014,000)
Income from investments held in Trust Account	(17,040)
Changes in operating assets and liabilities:
Due from related party	(5,452)
Prepaid expenses	(1,783,711)
Accounts payable	59,248
Accrued expenses	266,031
Due to related party	149,153

Net cash used in operating activities	(2,868,649)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(603,750,000)

Net cash used in investing activities	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	2,000,000
Repayment of note payable to related party	(295,732)
Proceeds received from initial public offering, gross	603,750,000
Proceeds received from private placement	14,075,000
Offering costs paid	(11,582,515)

Net cash provided by financing activities	607,946,753

Net increase in cash	1,328,104
Cash - beginning of the period	—

Cash - end of the period	$1,328,104

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$17,305
Offering costs included in accrued expenses	$75,000
Offering costs paid by related party under promissory note	$62,800
Reversal of accrued expenses	$(151,172)
Deferred underwriting commissions	$21,131,250
The accompanying notes are an integral part of these unaudited condensed financial statements

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 — Description of Organization and Business Operations
SVF Investment Corp., formerly known as Gazelle Opportunities I (Cayman), (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 5, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”). As of June 30, 2021, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through June 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
The Company will provide its holders of the Public Shares (the “Public Shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account (initially anticipated to be $10.00 per share, plus any pro rata interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share
amount to be distributed to Public Shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). These Public Shares will be recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity,” (ASC 480”). In such case, the Company will proceed with a Business Combination if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to the amended and restated memorandum and articles of association (the “Amended and Restated Memorandum and Articles of Association”), conduct the

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (the “SEC”), and file tender offer documents with the SEC prior to completing a Business Combination. If, however, a shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each Public Shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the holders of the Founder Shares prior to this Initial Public Offering (the “Initial Shareholders”) agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of a Business Combination. In addition, the Initial Shareholders agreed to waive their redemption rights with respect to their Founder Shares and Public Shares in connection with the completion of a Business Combination. In addition, the Company agreed not to enter into a definitive agreement regarding an initial Business Combination without the prior consent of the Sponsor.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and capital resources
As of June 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital deficit of approximately $1.1 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided the Company a Working Capital Loan (see Note 5). As of June 30, 2021, $2.0
million was drawn under the Working Capital Loan.
I
n August, 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor which is attached hereto as Exhibit 10.1 and incorporated by reference herein, pursuant to which the Company may borrow up to $
1,000,000 f
rom the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
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
Note 2 — Basis of Presentation and Summary of Significant Accounting Policies
Basis of presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying unaudited condensed statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements,” approximates the carrying amounts represented in the condensed balance sheets.
Fair Value Measurements
Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers consist of:

•	Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
W
orking Capital Loan – Related Party
The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
D
erivative Liabilities
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
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and forward purchase agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended June 30, 2021, there were no such costs included in the unaudited condensed statements of operations. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million was included in offering cost associated with derivative warrant liabilities in the unaudited condensed statements of operations. The Company classified deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
As of June 30, 2021, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Income Taxes
The Company complies with the accounting and reporting requirements of ASC Topic 740, “Income Taxes” (“ASC 740”) which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman federal income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (loss) per Ordinary Shares
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods.
The Company’s unaudited condensed statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, if any, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.
Net income (loss) per ordinary share, basic and diluted, for non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of Class A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares do not participate in the income or loss from investments.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the Public Warrants and Private Placement Warrants since their exercise price is in excess of the average Class A ordinary shares for the periods presented.
The following table reflects the calculation of basic and diluted net income (loss) per ordinary share:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENT
S

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021
Class A ordinary shares subject to possible redemption
Numerator: Earnings allocable to ordinary shares subject to possible redemption
Income from investments held in Trust Account	$9,175	$17,040
Less: Company’s portion available to be withdrawn to pay taxes	—	—

Net income attributable to Class A ordinary shares subject to possible redemption	$9,175	$17,040

Denominator: Weighted average Class A ordinary shares subject to possible redemption
Basic and diluted weighted average shares outstanding, Class A ordinary shares subject to possible redemption	60,375,000	60,375,000

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.00	$0.00

Non-redeemable ordinary shares
Numerator: Net Income minus Net Earnings
Net income	$20,487,793	$7,897,071
Net income allocable to Class A ordinary shares subject to possible redemption	9,175	17,040

Non-redeemable net income	$20,478,618	$7,880,031

Denominator: weighted average non-redeemable ordinary shares
Basic and diluted weighted average shares outstanding, non- redeemable ordinary shares	15,093,750	14,941,471

Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$1.36	$0.53

Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
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

1
1

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 5 — Related Party Transactions
Founder Shares
On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares to the Sponsor (the “Founder Shares”) in exchange for the payment of $25,000 from the Sponsor to cover for certain expenses on behalf of the Company. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750
Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend as of October 5, 2020 (inception). Subsequent to October 10, 2020, the Sponsor transferred an aggregate of

150,000
Founder Shares to the Company’s independent directors. The holders of the Founder Shares agreed to forfeit up to an aggregate of
1,968,750
Founder Shares, on a pro rata basis, to the extent that the option to purchase additional units was not exercised in full by the underwriters, so that the Founder Shares would represent
20
% of the Company’s issued and outstanding shares after the Initial Public Offering (excluding the number of Class A ordinary shares to be sold pursuant to the Forward Purchase Agreement). On January
12
,
2021
, the underwriters fully exercised the over-allotment option; thus, these
1,968,750
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, $2
million was drawn on the working capital loan – related party, presented at its fair value of approximately $3.2 million on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
In August, 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor which is attached hereto as Exhibit 10.1 and incorporated by reference herein, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of June 30, 2021 and December 31, 2020, the Company recorded approximately $5,000 and $0 on the condensed balance sheets, respectively.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $50,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and six months ended June 30, 2021, respectively. As of June 30, 2021, $50,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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
As of June 30, 2021, $99,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7 — Derivative Liabilities
As of June 30, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 60,375,000 Class A ordinary shares outstanding, all of which were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
As of June 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of June 30, 2021
Initial carrying value of the Class A ordinary shares subject to redemption at March 31, 2021	$510,379,390
Plus:
Accretion of carrying value to redemption value	93,370,610

Class A ordinary shares subject to possible redemption	$603,750,000

Note 9 — Shareholders’ Equity
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend
 October 5,

2020

(
inception
)
.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of June 30, 2021
	Level 1	Level 2	Level 3	Total

Assets:
Investments held in Trust Account	$603,767,040	$—	$—	$603,767,040
Liabilities:
Working capital loan - related party	$—	$—	$3,242,980	$3,242,980
Derivative liabilities - public warrants	$18,595,500	$—	$—	$18,595,500
Derivative liabilities - private warrants	$—	$—	$16,420,830	$16,420,830
Derivative liabilities - forward purchase warrants	$—	$—	$10,673,370	$10,673,370
Transfers to/from Levels 1, 2, and 3 are recognized at the beginning of the reporting period. The estimated fair value of the Public Warrants transferred from an initial Level 3 measurement to a Level 1 fair value measurement as the Public Warrants were separately listed and traded in January 2021.
Level 1 assets include investments in money market funds that invest solely in U.S. Treasury securities. The Company uses inputs such as actual trade data, quoted market prices from dealers or brokers, and other similar sources to determine the fair value of its investments.
Level 3 instruments are comprised of derivative liabilities measured at fair value using a Monte Carlo simulation model. The estimated fair value of the Private Placement Warrants, Working Capital Loan and forward purchase warrants is determined using Level 3 inputs. Inherent in a Monte Carlo simulation model are assumptions related to expected stock-price volatility, expected life, risk-free interest rate and dividend yield. The Company estimates the volatility of its common stock warrants based on implied volatility from the Company’s traded warrants and from historical volatility of select peer company’s common stock that matches the expected remaining life of the warrants. The risk-free interest rate is based on the U.S. Treasury zero-coupon
yield curve on the grant date for a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of January 12, 2021	As of March 31, 2021	As of June 30, 2021
Option term (in years)	1.4 - 5	1.2 - 5	1.0 - 5
Volatility	20.00%	10.00%	5.00%
Risk-free interest rate	0.73%	1.21%	1.03%
Expected dividends	0.00%	0.00%	0.00%

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative liabilities measured utilizing Level 3 measurements for the period for the three and six months ended June 30, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities	184,472,850
Transfer of Public Warrants to a Level 1 measurement	(44,919,000)
Change in fair value of derivative liabilities - Level 3 measurement (1)	(96,310,400)

Derivative liabilities at March 31, 2021 - Level 3 measurement	43,243,450
Change in fair value of derivative liabilities - Level 3 measurement (2)	(16,149,250)

Derivative liabilities at June 30, 2021 - Level 3 measurement	$27,094,200

(1)	includes a $76.5 million gain from the change in fair value from the forward purchase agreement
(2)	includes a $10.2 million gain from the change in fair value from the forward purchase agreement
The change in the fair value of the working capital loan – related party measured with Level 3 inputs for the period for the six months ended June 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of working capital loan - related party	4,256,980
Change in fair value of working capital loan - related party	(1,014,000)

Fair value of working capital loan - related party, June 30, 2021	3,242,980

Note 11 — Revision to Prior Period Financial Statements
During the course of preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2021, the Company identified a misstatement in its misapplication of accounting guidance related to the Company’s funded working capital loan in the Company’s previously issued unaudited financial statements for the quarter ended March 31, 2021, filed on Form 10-Q on May 24, 2021 (“Q1 10-Q”).
The lender of the working capital loan has the option to exchange up to $2.0 million in outstanding principal for warrants issued by the Company to purchase Class A ordinary shares of the Company. The warrants are the same form as the Private Placement Warrants issued in the Initial Public Offering, which are classified as liabilities measured at fair value, with changes in fair value reported each period in earnings. The Private Placement Warrants fail the indexation guidance. As such, the exchange feature within the working capital loan, which allows the lender to require delivery of Private Placement Warrants, should be recognized at fair value, with changes in fair value each period reported in earnings, beginning at the initial funding date of the working capital loan.
During the course of preparing the quarterly report on Form 10-Q for the quarter ended June 30, 2021, the Company identified a misstatement related to the Company’s the initial recognition of the shares subject to redemption in the Company’s Q1 10-Q.
The Public Shares subject to redemption were recognized at redemption value and classified as temporary equity upon the completion of the Initial Public Offering in accordance with ASC 480. The Company determined that the Class A ordinary shares subject to redemption to be equal to the redemption value of approximately $10.00 per ordinary share while also taking into consideration a redemption cannot result in net tangible assets being less than $5,000,001. Upon considering the impact of Forward Purchase Agreement, it was concluded that the redemption value should include all the Public Shares resulting in the Class A ordinary shares subject to possible redemption being equal to $603,750,000.
The effect of the revision on specific line items in the Company’s Q1 10-Q is as follows:

As of March 31, 2021 (in USD)	As Reported	Revision	If Revised
Total assets	607,205,584	—	607,205,584
Total current liabilities	2,456,238	2,256,980	4,713,218
Total liabilities	91,826,188	2,256,980	94,083,168
Class A ordinary shares subject to possible redemption	510,379,390	93,370,610	603,750,000
Total shareholders’ equity	5,000,006	(95,627,590)	(90,627,584)
Net loss	(12,590,722)	(2,256,980)	(14,847,702)

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 12 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were issued. Based upon this review, the Company determined that, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
Liquidity and Capital Resources
As of June 30, 2021, we had approximately $1.3 million in operating bank account, and working capital deficit of approximately $1.1 million.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note, of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of June 30, 2021, $2.0 million was drawn under the Working Capital Loan.
In August, 2021, we entered a Loan Agreement (the “Agreement”) with our Sponsor which is attached hereto as Exhibit 105 and incorporated by reference herein, pursuant to which we may borrow up to $1,000,000 from our Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
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
Results of Operations
Our entire activity since inception up to June 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended June 30, 2021, we had net income of approximately $20.5 million, which consisted of change in fair value of derivative liabilities of approximately $22.5 million, change in fair value of working capital loan of approximately $1.0 million and income from investments held in the Trust Account of approximately $9,000, partially offset by general and administrative expenses of approximately $797,000, general and administrative expenses to related party of $30,000 and loss on working capital loan of approximately $2.3 million.
For the six months ended June 30, 2021, we had net income of approximately $7.9 million, which consisted of change in fair value of derivative liabilities of approximately $138.8 million, change in fair value of working capital loan of approximately $1.0 million and income from investments held in the Trust Account of approximately $17,000, partially offset by general and administrative expenses of approximately $1.6 million, general and administrative expenses to related party of approximately $28.1 million, offering costs associated with derivative liabilities of approximately $2.6 million, loss on the forward purchase agreement of approximately $97.4 million and loss on working capital loan of approximately $2.3 million. Of the approximately $28.1 million in general and administrative expenses with related parties, approximately $28.1 million is a noncash charge for the excess initial fair value of Private Placement Warrants over the purchase price for such warrants paid by our Sponsor.

Contractual Obligations
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Warrants, and warrants that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon the exercise of the Private Placement Warrants and warrants that may be issued upon conversion of Working Capital Loan) were entitled to registration rights pursuant to a registration and shareholder rights agreement. The holders of these securities were entitled to make up to three demands, excluding short form demands, that we register such securities. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. We will bear the expenses incurred in connection with the filing of any such registration statements.
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
Critical Accounting Policies
Working Capital Loan – Related Party
We have elected the fair value option to account for our working capital loan – related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the condensed statement of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended June 30, 2021, there were no such costs included in the unaudited condensed statement of operations. For the six months ended June 30, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million was included in offering cost-derivative liabilities in the unaudited condensed statement of operations. We classified deferred underwriting commissions as non-current
liabilities as our liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets.
As of June 30, 2021, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Shares
Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted-average number of ordinary shares outstanding during the periods.
Our unaudited condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class
method of income (loss) per ordinary share. Net income (loss) per ordinary share, basic and diluted, for Class A ordinary shares subject to possible redemption is calculated by dividing the proportionate share of income or loss from investments held in Trust Account, net of applicable income taxes, by the weighted average number of Class A ordinary shares subject to possible redemption outstanding for the period.
Net income (loss) per ordinary share, basic and diluted, for non-redeemable
ordinary shares is calculated by dividing the net income (loss), adjusted for income or loss from investment attributable to Class A ordinary shares subject to possible redemption, by the weighted average number of non-redeemable
ordinary shares outstanding for the period.
Non-redeemable
ordinary shares include Founder Shares and
non-redeemable
shares of Class A ordinary shares as these shares do not have any redemption features.
Non-redeemable
ordinary shares do not participate in the income or loss from investments.
Non-cash
compensation to Sponsor
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”) No.
2020-06, “Debt—Debt
with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The Company adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards updates, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.
Off-Balance
Sheet Arrangements
As of June 30, 2021, we did not have any
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
We are a smaller reporting company as defined by Rule
12b-2
of the Exchange Act and are not required to provide the information otherwise required under this item. As of June 30, 2021, we were not subject to any market or interest rate risk. The net proceeds of the Initial Public Offering, including amounts in the Trust Account, will be invested in U.S. government securities with a maturity of 185 days or less or in money market funds that meet certain conditions under Rule
2a-7
under the Investment Company Act of 1940, as amended, that invest only in direct U.S. government treasury obligations. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.
We have not engaged in any hedging activities since our inception and we do not expect to engage in any hedging activities with respect to the market risk to which we are exposed.
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of June 30, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based on their evaluation, our Certifying Officers have concluded that, as of June 30, 2021, due to a material weakness that led to the revision to our financial statements to account for the Company’s Warrants and Forward Purchase Agreement (restated and described in in our Quarterly Report on Form 10-Q for the fiscal quarter ended March 31, 2021), Working Capital Loan and Class A common stock subject to possible redemption as described in Note 11, our disclosure controls and procedures were not effective as of June 30, 2021. In light of this material weakness, we performed an additional analysis to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.

Disclosure controls and procedures are designed to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Evaluation of Disclosure Controls and Procedures
In connection with the revision on specific line items in previously issued unaudited financial statement for the quarter ended March 31, 2021, filed on Form 10-Q on May 24, 2021, our management reassessed the effectiveness of our disclosure controls and procedures as of June 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of June 30, 2021 were not effective solely as a result of a misstatement in the misapplication of accounting guidance related to our funded working capital loan and the initial recognition of the shares subject to redemption.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the quarter ended June 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form 10-Q present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
Changes in Internal Control over Financial Reporting
Other than as described herein, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the revision of our previously filed financial statements described above had not yet been identified.
In light of the revision of the previously filed financial statements, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications. The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 29, 2021 and the Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021, as filed with the SEC on May 24, 2021. We may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of June 30, 2021, the loan balance was $2.3 million.
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
We paid a total of approximately $12.2 million in underwriting discounts and commissions related to the Initial Public Offering. In addition, the underwriters agreed to defer $21.1 million in underwriting discounts and commissions. On April 22, 2021, the underwriters reimbursed $600,000 for certain of the expenses in connection with our Initial Public Offering.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Loan agreement dated as of August 16, 2021 between the Company and the Sponsor

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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

Dated: August 16, 2021	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer