Form 10-Q
period 2021-09-30
SVF Investment Corp.
filed 2021-11-09
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
12b-2
of the Exchange Act).    Yes  ☒    No  ☐
As of November
9
, 2021, 60,375,000 Class A ordinary shares, par value $0.0001 per share, and 15,093,750 Class B ordinary shares, par value $0.0001 per share, were issued and outstanding, respectively.

SVF INVESTMENT CORP.
Form
10-Q
For the Quarter Ended September 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:

Cash	$1,328,104	$—
Due from related party	5,452	—
Prepaid expenses	1,486,355	12,945

Total current assets	2,819,911	12,945
Investments held in Trust Account	603,776,317	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$606,596,228	$618,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$203,058	$353,332
Accrued expenses	419,382	197,236
Due to related party	479,334	—
Working capital loan—related party	2,268,810	—
Note payable—related party	—	172,732

Total current liabilities	3,370,584	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	31,374,920	—

Total liabilities	55,876,754	723,300
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 and -0- shares at $10.00 per share as of September 30, 2021 and December 31, 2020, respectively	603,750,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of September 30, 2021 and December 31, 2020	1,509	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(53,032,035)	(130,020)

Total shareholders’ deficit	(53,030,526)	(105,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$606,596,228	$618,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2021	For the Nine Months Ended September 30, 2021

General and administrative expenses	$415,942	$1,980,061
General and administrative expenses—related party	30,000	28,136,170

Loss from operations	(445,942)	(30,116,231)
Other income (expense)
Offering costs associated with derivative warrant liabilities	—	(2,567,170)
Loss on the forward purchase agreement	—	(97,422,680)
Loss on working capital loan	—	(2,256,980)
Change in fair value of derivative liabilities	14,314,780	153,097,930
Change in fair value of working capital loan	974,170	1,988,170
Income from investments held in Trust Account	9,277	26,317

Net income	$14,852,285	$22,749,356

Basic and diluted weighted average shares outstanding of Class A ordinary shares	60,375,000	57,942,308

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.20	$0.31

Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,093,750	15,014,423

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.20	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 202
1

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance—December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net loss	—	—	—	—	—	(12,590,722)	(12,590,722)

Balance— March 31, 2021 (unaudited)	—	—	15,093,750	1,509	—	(88,372,113)	(88,370,604)
Net income	—	—	—	—	—	20,487,793	20,487,793

Balance— June 30, 2021 (unaudited)	—	—	15,093,750	1,509	—	(67,884,320)	(67,882,811)
Net income	—	—	—	—	—	14,852,285	14,852,285

Balance— September 30, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(53,032,035)	$(53,030,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2021

Cash Flows from Operating Activities:
Net income	$22,749,356
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	60,201
Non-cash compensation to Sponsor	28,056,170
Offering costs associated with derivative warrant liabilities	2,567,170
Loss on the forward purchase agreement	97,422,680
Loss on working capital loan	2,256,980
Change in fair value of derivative liabilities	(153,097,930)
Change in fair value of working capital loan	(1,988,170)
Income from investments held in Trust Account	(26,317)
Changes in operating assets and liabilities:
Due from related party	(5,452)
Prepaid expenses	(1,473,410)
Accounts payable	(167,579)
Accrued expenses	298,318
Due to related party	479,334

Net cash used in operating activities	(2,868,649)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(603,750,000)

Net cash used in investing activities	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	2,000,000
Repayment of note payable to related party	(295,732)
Proceeds received from initial public offering, gross	603,750,000
Proceeds received from private placement	14,075,000
Offering costs paid	(11,582,515)

Net cash provided by financing activities	607,946,753

Net increase in cash	1,328,104
Cash—beginning of the period	—

Cash—end of the period	$1,328,104

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$17,305
Offering costs included in accrued expenses	$75,000
Offering costs paid by related party under promissory note	$62,800
Reversal of accrued expenses	$(151,172)
Deferred underwriting commissions	$21,131,250
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
As of September 30, 2021, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through September 30, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company will generate non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and capital resources
As of September 30, 2021, the Company had approximately $1.3 million in its operating bank account, and working capital deficit of approximately $551,000.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor provided the Company a Working Capital Loan (see Note 5). As of September 30, 2021, $2.0 million was drawn under the Working Capital Loan.
In August, 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to
$1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for financial information and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include normal recurring adjustments, necessary for the fair statement of the balances and results for the periods presented. Operating results for the three and nine months ended September 30, 2021 are not necessarily indicative of the results that may be expected through December 31, 2021 or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 29, 2021.
Revision to Previously Reported Financial Statements
As a result of recent guidance to Special Purpose Acquisition Companies by the SEC regarding redeemable equity instruments and earnings per share disclosure requirements, the Company revisited its application of ASC 480-10-S99 in relation to valuation of Class A Ordinary Shares Subject to Possible Redemption and adopted the disclosure requirements of FASB ASC Topic 260, “Earnings Per Share” as discussed in Note 2. In accordance with SEC Staff Accounting Bulletin No. 99, “Materiality,” and SEC Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements”; the Company evaluated the errors and has determined that the related impacts were not material to the previously issued financial statements included as an exhibit to the Company’s Form 8-K filed with the SEC on January 20, 2021, and Form 10-Qs, but that correcting the cumulative impact of such errors would be significant to the Company’s unaudited condensed statements of operations for the three and nine months ended September 30, 2021 and the unaudited condensed statements of changes in shareholders’ deficit for the three and nine months ended September 30, 2021. Further, Note 2 - Net Income (Loss) per Ordinary Shares and Note 8 - Class A Ordinary Shares Subject to Possible Redemption have been updated to reflect the revision. The Company will also correct previously reported financial information for such immaterial errors in future filings, as applicable. The change in the carrying value of the redeemable Class A ordinary shares at the Initial Public Offering date resulted in a decrease of approximately
$133.1 million in additional paid-in capital and an increase of approximately $76.3 million to accumulated deficit, as well as a reclassification of 20,939,939 shares of Class A ordinary shares from permanent equity to temporary equity.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk consist of cash accounts in a financial institution which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2021 and December 31, 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.
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
Working Capital Loan – Related Party
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and the difference between the fair value and the book value recognized as a loss. The Company adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s unaudited condensed statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and forward purchase agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended September 30, 2021, there were no such costs included in the unaudited condensed statements of operations. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million was included in offering cost associated with derivative warrant liabilities in the unaudited condensed statements of operations. The Company classified deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheet.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
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
Net Income (Loss) per Ordinary Shares
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” The Company has two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2021		For the Nine Months Ended September 30, 2021
	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income per ordinary share:
Numerator:

Allocation of net income	$11,881,828	$2,970,457	$18,067,561	$4,681,795
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	57,942,308	15,014,423

Basic and diluted net income per ordinary share	$0.20	$0.20	$0.31	$0.31

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Sale of Units to Related Party
Certain of the Company’s directors and officers have purchased up to 3,000,000 units in the aggregate offered in the Initial Public Offering. These individuals were granted resale registration rights in connection with such purchases. In addition, the holders have certain “piggy-back” registration rights with respect to registration statements. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2021, $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $2.3 million on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
In August 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to
$1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of September 30, 2021 and December 31, 2020, the Company recorded approximately $5,000 and $0 on the condensed balance sheets, respectively.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying unaudited condensed statements of operations for the three and nine months ended September 30, 2021, respectively. As of September 30, 2021, $80,000 is due to the Sponsor and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party at December 31, 2020.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of September 30, 2021, $399,000 is due to the Sponsor’s affiliates and is included in due to related party on the accompanying condensed balance sheets. There was no balance due to related party as of December 31, 2020.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 7 — Derivative Liabilities
As of September 30, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 60,375,000 Class A ordinary shares outstanding, all of which were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

As of September 30, 2021, Class A ordinary shares reflected on the unaudited condensed balance sheet are reconciled in the following table:

As of September 30, 2021
Gross proceeds	$603,750,000

Less:
Proceeds allocated to public warrants	(44,919,000)
Class A ordinary shares issuance costs	(30,755,862)
Plus:
Accretion of carrying value to redemption value	75,674,862

Class A ordinary shares subject to possible redemption	$603,750,000

Note 9 — Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 60,375,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8).
Class
 B Ordinary Shares
—The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend October 5, 2020 (inception). Subsequent to October 10, 2020, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. Of the 15,093,750 Class B ordinary shares outstanding, up to 1,968,750 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the number of Class A ordinary shares to be sold pursuant to the Forward Purchase Agreement). On December 31, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,968,750 Class B ordinary shares are no longer subject to forfeiture.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 10 — Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of September 30, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,776,317	$—	$—	$603,776,317
Liabilities:
Working capital loan—related party	$—	$—	$2,268,810	$2,268,810
Derivative liabilities—public warrants	$12,075,000	$—	$—	$12,075,000
Derivative liabilities—private warrants	$—	$—	$11,729,170	$11,729,170
Derivative liabilities—forward purchase warrants	$—	$—	$7,570,750	$7,570,750
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

	As of January 12, 2021	As of September 30, 2021

Option term (in years)	1.4 - 5	0.7 - 5
Volatility	20.00%	5.00%
Risk-free interest rate	0.73%	1.10%
Expected dividends	0.00%	0.00%

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative liabilities measured utilizing Level 3 measurements for the period for the three and nine months ended September 30, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities	184,472,850
Transfer of Public Warrants to a Level 1 measurement	(44,919,000)
Change in fair value of derivative liabilities—Level 3 measurement (1)	(96,310,400)

Derivative liabilities at March 31, 2021—Level 3 measurement	43,243,450
Change in fair value of derivative liabilities—Level 3 measurement (2)	(16,149,250)

Derivative liabilities at June 30, 2021—Level 3 measurement	27,094,200
Change in fair value of derivative liabilities—Level 3 measurement (3)	(7,794,280)

Derivative liabilities at September 30, 2021—Level 3 measurement	$19,299,920

(1)	includes a $76.5 million gain from the change in fair value from the forward purchase agreement
(2)	includes a $10.2 million gain from the change in fair value from the forward purchase agreement
(3)	includes a $3.1 million gain from the change in fair value from the forward purchase agreement
The change in the fair value of the working capital loan – related party measured with Level 3 inputs for the period for the nine months ended September 30, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of working capital loan — related party	4,256,980
Change in fair value of working capital loan — related party	(1,014,000)

Fair value of working capital loan — related party, June 30, 2021	3,242,980
Change in fair value of working capital loan — related party	(974,170)

Fair value of working capital loan — related party, September 30, 2021	$2,268,810

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
Liquidity and Capital Resources
As of September 30, 2021, we had approximately $1.3 million in operating bank account, and working capital deficit of approximately $551,000.
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note, of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. As of September 30, 2021, $2.0 million was drawn under the Working Capital Loan.
In August 2021, we entered a Loan Agreement (the “Agreement”) with our Sponsor which is attached hereto as Exhibit 105 and incorporated by reference herein, pursuant to which we may borrow up to $1,000,000 from our Sponsor for ongoing expenses reasonably related to our business and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
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
Results of Operations
Our entire activity since inception up to September 30, 2021 was in preparation for our formation and the Initial Public Offering. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.
For the three months ended September 30, 2021, we had net income of approximately $14.9 million, which consisted of change in fair value of derivative liabilities of approximately $14.3 million, change in fair value of working capital loan of approximately $974,000 and income from investments held in the Trust Account of approximately $9,000, partially offset by general and administrative expenses of approximately $416,000 and general and administrative expenses to related party of $30,000.
For the nine months ended September 30, 2021, we had net income of approximately $22.7 million, which consisted of change in fair value of derivative liabilities of approximately $153.1 million, change in fair value of working capital loan of approximately $2.0 million and income from investments held in the Trust Account of approximately $26,000, partially offset by general and administrative expenses of approximately $2.0 million, general and administrative expenses to related party of approximately $28.1 million, offering costs associated with derivative liabilities of approximately $2.6 million, loss on the forward purchase agreement of approximately $97.4 million and loss on working capital loan of approximately $2.3 million. Of the approximately $28.1 million in general and administrative expenses with related parties, approximately $28.1 million is a noncash charge for the excess initial fair value of Private Placement Warrants over the purchase price for such warrants paid by our Sponsor.
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
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and the difference between the fair value and the book value recognized as a loss. We adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our unaudited condensed statement of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and forward purchase agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended September 30, 2021, there were no such costs included in the unaudited condensed statement of operations. For the nine months ended September 30, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million was included in offering cost-derivative liabilities in the unaudited condensed statement of operations. We classified deferred underwriting commissions as non-current
liabilities as our liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets.
We recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.

Net Income (Loss) per Ordinary Shares
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income (loss) per ordinary share is calculated by dividing the net income (loss) by the weighted-average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and nine months ended September 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Off-Balance
Sheet Arrangements
As of September 30, 2021, we did not have any
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
Item 4. Controls and Procedures
Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our Chief Executive Officer and Chief Financial Officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of September 30, 2021, pursuant to
Rule 13a-15(b) under
the Exchange Act. Based on their evaluation, our Certifying Officers have concluded that, as of September 30, 2021, due to a material weakness that led to the revision to our financial statements to account for the Company’s Warrants and Forward Purchase Agreement (restated and described in in our Quarterly Report on Form
10-Q
for the fiscal quarter ended March 31, 2021), Working Capital Loan and Class A common stock subject to possible redemption as described in Note 8, our disclosure controls and procedures were not effective as of September 30, 2021. In light of this material weakness, we performed an additional analysis to ensure that our financial statements were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the financial statements included in this Quarterly Report on
Form 10-Q
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
Evaluation of Disclosure Controls and Procedures
In connection with the revision on specific line items in previously issued unaudited financial statement for the quarter ended March 31, 2021, filed on Form
10-Q
on May 24, 2021, our management reassessed the effectiveness of our disclosure controls and procedures as of September 30, 2021. As a result of that reassessment, our management determined that our disclosure controls and procedures as of September 30, 2021 were not effective solely as a result of a misstatement in the misapplication of accounting guidance related to our funded working capital loan and the initial recognition of the shares subject to redemption.
In light of the material weakness that we identified, we performed additional analysis as deemed necessary to ensure that our unaudited condensed financial statements for the quarter ended September 30, 2021, were prepared in accordance with U.S. generally accepted accounting principles. Accordingly, management believes that the unaudited condensed financial statements included in this Quarterly Report on Form
10-Q
present fairly in all material respects our financial position, results of operations and cash flows for the period presented.
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
PART II—OTHER INFORMATION
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
In connection with the Initial Public Offering, our sponsor had agreed to loan us an aggregate of up to $300,000 pursuant to the Note. This loan is non-interest
bearing and payable on the consummation of the Initial Public Offering. As of September 30, 2021, the loan balance was $0.
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

Dated: November 9, 2021	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer