Form 10-Q/A
period 2021-03-31
SVF Investment Corp.
filed 2022-03-14
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
(Amendment No.1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from

to

SVF INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39862	98-1561624
(State or other jurisdiction of	(Commission	(IRS Employer
incorporation or organization)	File Number)	Identification No.)

1 Circle Star Way
San Carlos, California	94070
(Address Of Principal Executive Offices)	(Zip Code)
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

EXPLANATORY NOTE
References throughout this Amendment No. 1 to the Quarterly Report on Form
10-Q
to “we,” “us,” the “Company” or “our company” are to SVF Investment Corp., formerly known as Gazelle Opportunities I (Cayman), unless the context otherwise indicates.
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form
10-Q/A
amends the Quarterly Report on Form
10-Q
of SVF
Investment Corp. (the “Company”) as of and for the period ended March 31, 2021, as filed with the Securities and Exchange Commission (“SEC”) on May 24, 2021 (the “First Amended Filing”).
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In accordance with guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, the Company had revised its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares. The Company previously revised the earnings per share calculation included in the unaudited condensed statements of operations for the three and nine months ended September 30, 2021. Further, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate the recognition of the Working Capital Loan to recognize the exchange feature within the working capital loan, which allows the lender to require delivery of Private Placement Warrants, with changes in fair value each period reported in earnings, beginning at the initial funding date of the working capital loan. Previously, the Company had revised its March 31, 2021 Quarterly Report to recognize the Working Capital Loan at fair value.
Therefore, on December 6, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form
10-Q
for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to (a) where applicable, classify all Class A ordinary shares subject to possible redemption in temporary equity, (b) where applicable, to restate its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares and (c) where applicable, to recognize the Working Capital Loan at fair value and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form
10-Q/A
for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Forms
10-Q/A”).
Considering such restatement, such financial statements, as well as the relevant portions of any communication which describes or are based on such financial statements, should no longer be relied upon.
The restatement does not have an impact on the Company’s cash position and cash held in the trust account established in connection with the IPO (the “Trust Account”).
The Company’s management has concluded that a material weakness exists in the Company’s internal control over accounting for complex financial instruments and that the Company’s disclosure controls and procedures were not effective during the Affected Periods. The Company’s remediation plan with respect to such material weakness will be described in more detail in Item 4 of Part I to the Forms
10-Q/A.

SVF INVESTMENT CORP.
Form
10-Q
For the three months ended March 31, 2021

PART I. FINANCIAL INFORMATION
Item 1. Unaudited Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited) (Restated)

Assets
Current assets:
Cash	$705,604	$—
Due from underwriters	600,000	—
Due from related party	30,452	—
Prepaid expenses	2,111,663	12,945

Total current assets	3,447,719	12,945
Investments held in Trust Account	603,757,865	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$607,205,584	$618,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$72,750	$353,332
Accrued expenses	383,488	197,236
Working capital loan - related party	4,256,980	—
Note payable - related party	—	172,732

Total current liabilities	4,713,218	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	68,238,700	—

Total Liabilities	94,083,168	723,300

Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 and 0 shares at redemption value of $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	603,750,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2021 and December 31, 2020	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of March 31, 2021 and December 31, 2020	1,509	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(90,629,093)	(130,020)

Total shareholders’ deficit	(90,627,584)	(105,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$607,205,584	$618,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(RESTATED)

General and administrative expenses	$766,717
General and administrative expenses - related party	28,076,170

Loss from operations	$(28,842,887)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	(2,567,170)
Loss on the forward purchase agreement	(97,422,680)
Loss on working capital loan	(2,256,980)
Change in fair value of derivative liabilities	116,234,150
Income from investments held in Trust Account	7,865

Net loss	$(14,847,702)

Basic and diluted weighted average shares outstanding of Class A ordinary shares	52,995,833

Basic and diluted net loss per ordinary share, Class A ordinary shares	(0.22)
Basic and diluted weighted average shares outstanding of Class B ordinary shares	14,853,125
Basic and diluted net loss per ordinary share, Class B ordinary shares	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CHANGES IN SHAREHOLDERS’ DEFICIT FOR THE
THREE MONTHS ENDED MARCH 31, 2021 (RESTATED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Accretion of Class A ordinary shares subject to redemption	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net loss	—	—	—	—	—	(14,847,702)	(14,847,702)

Balance - March 31, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(90,629,093)	$(90,627,584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2021
(RESTATED)

Cash Flows from Operating Activities:
Net loss	$(14,847,702)
Adjustments to reconcile net loss to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	60,201
Non-cash compensation to Sponsor	28,056,170
Offering costs associated with derivative warrant liabilities	2,567,170
Loss on the forward purchase agreement	97,422,680
Loss on working capital loan	2,256,980
Change in fair value of derivative liabilities	(116,234,150)
Income from investments held in Trust Account	(7,865)
Changes in operating assets and liabilities:
Due from related party	(30,452)
Prepaid expenses	(2,098,718)
Accounts payable	(297,887)
Accrued expenses	262,424

Net cash used in operating activities	(2,891,149)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(603,750,000)

Net cash used in investing activities	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	2,000,000
Repayment of note payable to related party	(295,732)
Proceeds received from initial public offering, gross	603,750,000
Proceeds received from private placement	14,075,000
Offering costs paid	(12,182,515)

Net cash provided by financing activities	607,346,753

Net increase in cash	705,604
Cash - beginning of the period	—

Cash - end of the period	$705,604

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$17,305
Offering costs included in accrued expenses	$75,000
Offering costs paid by related party under promissory note	$62,800
Reversal of accrued expenses	$(151,172)
Deferred underwriting commissions	$21,131,250
Due from underwriters - offering costs	$600,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
(RESTATED)
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Liquidity and capital resources
As of March 31, 2021, the Company had approximately $706,000 in its operating bank account, and working capital deficit of approximately
$1.3
 million.
The Company’s liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note (as defined in Note 5), of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. The Company repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2021, $2.0
million was drawn under the Working Capital Loan.
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
2.6

million is included in offering cost—derivative liabilities in the unaudited condensed statement of operations. The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31,
2021, 60,375,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity section of the Company’s unaudited condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2021
	Class A ordinary shares	Class B ordinary shares
Basic and diluted net loss per ordinary share:
Numerator:
Allocation of net loss	$(11,597,324)	$(3,250,378)

Denominator:
Basic and diluted weighted average ordinary shares outstanding	52,995,833	14,853,125

Basic and diluted net loss per ordinary share	$(0.22)	$(0.22)

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
Each Unit consists of one Class A ordinary share and
one-fifth
of one redeemable warrant (“Public Warrant”). Each whole Public Warrant will entitle the holder to purchase one Class A ordinary share at an exercise price of $11.50 per share, subject to adjustment (see Note
9
).
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. As of March 31, 2021,
$2.0
million was drawn on the working capital loan – related party, presented at its fair value of approximately $4.3 million on the accompanying unaudited condensed balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021, there were 60,375,000 Class A ordinary shares outstanding, all of which were subject to possible redemption.
The Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

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
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2021 and December 31, 2020, there were 60,375,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption that were classified as temporary equity in the accompanying balance sheet.
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
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity- linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding the number of Class A ordinary shares to be sold pursuant to the Forward Purchase Agreement and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement warrants issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note
10
— Fair Value Measurements
The following table presents information about the Company’s financial assets and liabilities that are measured at fair value.

	Fair Value Measured as of March 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,757,865	$—	$—	$603,757,865
Liabilities:
Working capital loan – related party	$—	$—	$4,256,980	$4,256,980
Derivative liabilities - public warrants	$24,995,250	$—	$—	$24,995,250
Derivative liabilities - private warrants	$—	$—	$22,332,330	$22,332,330
Derivative liabilities - forward purchase warrants	$—	$—	$20,911,120	$20,911,120
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
The following table provides quantitative information regarding Level 3 fair value measurements inputs as their measurement dates:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	As of January 12, 2021	As of March 31, 2021
Option term (in years)	1.4 -5	1.2 -5
Volatility	20.00%	10.00%
Risk-free interest rate	0.73%	1.21%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative liabilities for the period for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities (1)	184,472,850
Change in fair value of derivative liabilities (2)	(116,234,150)

Derivative liabilities at March 31, 2021	$68,238,700

(1)	includes a balance of $97.4 million from the forward purchase agreement , and a balance of $87.0 million from public warrants and private placement warrants.
(2)
includes a $76.5 million gain from
the
change
in
fair
value from the forward purchase agreement
, and $39.7 million gain from the change in fair value from Public Warrants and Private Placement Warrants.

Note
11
— R
estatement
to Prior Period Financial Statements
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value and the recognition of the Working Capital Loan to recognize the exchange feature within the working capital loan, and the presentation of earnings per share, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value, and the presentation of earnings per share. In accordance with ASC
480-10-S99,
redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. The Company had previously classified a portion of its Class A ordinary shares in permanent equity, or total shareholders’ equity (deficit). Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares for the affected periods. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial information to present all redeemable Class A ordinary shares as temporary equity and to recognize a remeasurement adjustment from the initial book value to redemption value at the time of its Initial Public Offering, and the recognition of the Working Capital Loan to recognize the exchange feature within the working capital loan.
The following tables contain unaudited quarterly financial information for the quarterly period ended March 31, 2021 that has been updated to reflect the restatement. The restatement had no impact on net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended March 31, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The change in the carrying value of the redeemable Class A ordinary shares at March 31, 2021 resulted in a reclassification of approximately 9.3 million Class A ordinary shares from permanent equity to temporary equity.
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported unaudited balance sheet as of March 31, 2021:

As of March 31, 2021	As Previously Reported	Adjustment	As Restated
Total assets	$607,205,584	$—	$607,205,584
Working capital loan - related party	2,000,000	2,256,980	4,256,980
Total current liabilities	2,456,238	2,256,980	4,713,218
Total liabilities	91,826,188	2,256,980	94,083,168
Class A ordinary shares subject to possible redemption	510,379,390	93,370,610	603,750,000
Preference shares	—	—	—
Class A ordinary shares	934	(934)	—
Class B ordinary shares	1,509	—	1,509
Additional paid-in capital	17,718,305	(17,718,305)	—
Accumulated deficit	(12,720,742)	(77,908,351)	(90,629,093)
Total shareholders’ equity (deficit)	5,000,006	(95,627,590)	(90,627,584)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Equity (Deficit)	$607,205,584	$—	$607,205,584

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the three months ended March 31, 2021 in the table below:

Statement of Shareholders’ Equity (Deficit) as of March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of Class A ordinary shares in initial public offering, gross	$558,831,000	$(558,831,000)	$—
Offering costs	$(30,755,862)	$30,755,862	$—
Shares subject to possible redemption	$(510,379,390)	$510,379,390	$—
Net loss	$(12,590,722)	$(2,256,980)	$(14,847,702)
Accretion of Class A ordinary shares subject to redemption	$—	$(75,674,862)	$(75,674,862)
Total shareholders’ equity (deficit)	$5,000,006	$(95,627,590)	$(90,627,584)
The table below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of cash flows for the three months ended March 31, 2021:

For the Three Months Ended March 31, 2021
	As Previously Reported	Adjustment	As Restated
Cash Flows from Operating Activities:
Net loss	$(12,590,722)	$(2,256,980)	$(14,847,702)
Loss on working capital loan	$—	$2,256,980	$2,256,980
Supplemental Disclosure of Noncash Financing Activities:
Initial value of Class A ordinary shares subject to possible redemption	$(394,350,610)	$394,350,610	$—
Change in value of Class A ordinary shares subject to possible redemption	$(116,028,780)	$116,028,780	$—
The tables below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of operations and the impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three months ended March 31, 2021:

For the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated	% Change
Other income (expenses):
Loss on working capital loan	—	(2,256,980)	(2,256,980)	100.0%
Net loss	(12,590,722)	(2,256,980)	(14,847,702)	17.9%

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Weighted average shares outstanding	39,581,933	13,413,900	52,995,833
Basic and diluted loss per ordinary share	$—	$(0.22)	$(0.22)

	EPS for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended March 31, 2021
Weighted average shares outstanding	33,104,817	(18,251,692)	14,853,125
Basic and diluted loss per ordinary share	$(0.38)	$0.16	$(0.22)
Note 12 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred up to the date unaudited condensed financial statements were available to be issued. Based upon this review, the Company determined that, except as noted above, there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed financial statements.

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
Our sponsor is SVF Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated its Initial Public Offering of 60,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,875,000 additional Units to cover over- allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to us in an amount of $600,000 to reimburse certain of our expenses in connection with this offering.
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
Our liquidity needs to date have been satisfied through a contribution of $25,000 from Sponsor to cover certain expenses in exchange for the issuance of the Founder Shares, a loan of up to approximately $300,000 from the Sponsor pursuant to the Note, of which approximately $173,000 was outstanding as of December 31, 2020 and approximately $296,000 in total prior to the Initial Public Offering, and subsequent to the Initial Public Offering, the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. We repaid the Note in full on January 13, 2021. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of our officers and directors may, but are not obligated to, provide us Working Capital Loans. To date, there were no amounts outstanding under any Working Capital Loan. As of March 31, 2021, there was $2.0 million drawn under the Working Capital Loan.
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
For the three months ended March 31, 2021, we had net loss of approximately $14.8 million, which consisted of general and administrative expenses of approximately $767,000, general and administrative expenses to related party of $28.1 million, offering costs associated with derivative liabilities of approximately $2.6 million, and loss on working capital loan of approximately $2.3 million, partially offset by change in fair value of derivative liabilities of approximately $116.2 million and income from investments held in the Trust Account of approximately $8,000. Of the approximately $28.1 million in general and administrative expenses with related parties, $28.1 million is a noncash charge for the excess initial fair value of Private Placement Warrants over the purchase price for such warrants paid by our Sponsor.

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

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statement of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the three months ended March 31, 2021, of the total offering costs of the Initial Public Offering, approximately $2.6 million is included in offering cost—derivative liabilities in the unaudited condensed statement of operations . The Company classified deferred underwriting commissions as non-current liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of March 31, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our unaudited condensed balance sheets.
We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. Effective with the closing of the Initial Public Offering, we recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net loss per Ordinary Shares
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended March 31, 2021, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the
Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended March 31, 2021.
As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form
10-Q/A
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2021 covered by this Quarterly Report on Form
10-Q/A
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
Our principal executive officer and principal financial officer performed additional accounting and financial analyses and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex financial instruments issued by the Company. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document

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

Dated: March 14, 2022	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer