Form 10-Q/A
period 2021-06-30
SVF Investment Corp.
filed 2022-03-14
CIK 1828478

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
This Amendment No. 1 (“Amendment No. 1”) to the Quarterly Report on Form 10-Q/A amends the Quarterly Report on Form 10-Q of SVF Investment Corp. (the “Company”) as of and for the period ended June 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on August 16, 2021 (the “First Amended Filing”).
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial statements for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value and reflect the impact of the loss for three months ended June 30, 2021, resulting from the recognition of the working capital loan as of the initial funding date. In accordance with guidance on redeemable equity instruments in ASC 480-10-S99, redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares. The Company previously revised the earnings per share calculation included in the unaudited condensed statements of operations for the three and nine months ended September 30, 2021.
Therefore, on December 6, 2021, the Company’s management and the audit committee of the Company’s board of directors (the “Audit Committee”) concluded that the Company’s previously issued (i) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, filed with the SEC on May 24, 2021; (ii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, filed with the SEC on August 16, 2021; and (iii) unaudited interim financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2021, filed with the SEC on November 9, 2021 (collectively, the “Affected Periods”), should be restated to (a) where applicable, classify all Class A ordinary shares subject to possible redemption in temporary equity, (b) where applicable, to restate its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares, (c) where applicable, to recognize the Working Capital Loan at fair value, and (d) to correct the recognition of the accretion from the initial book value to redemption value and should no longer be relied upon. As such, the Company will restate its financial statements for the Affected Periods. The unaudited condensed financial statements for the periods ended March 31, 2021, June 30, 2021 and September 30, 2021 will be amended in the Company’s Quarterly Report on Form 10-Q/A for the quarterly periods ended March 31, 2021, June 30, 2021 and September 30, 2021 (collectively, the “Forms 10-Q/A”). Considering such restatement, such financial statements, as well as the relevant portions of any communication which describes or are based on such financial statements, should no longer be relied upon.
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

SVF INVESTMENT CORP.
Form 10-Q
For the Quarter ended June 30, 2021

PART I. FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets
Current assets:
Cash	$1,328,104	$—
Due from related party	5,452	—
Prepaid expenses	1,796,656	12,945

Total current assets	3,130,212	12,945
Investments held in Trust Account	603,767,040	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$606,897,252	$618,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:
Current liabilities:
Accounts payable	$429,885	$353,332
Accrued expenses	387,095	197,236
Due to related party	149,153	—
Working capital loan - related party	3,242,980	—
Note payable - related party	—	172,732

Total current liabilities	4,209,113	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	45,689,700	—

Total liabilities	71,030,063	723,300

Commitments and Contingencies
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; 60,375,000 and -0- shares issued and outstanding, subject to possible redemption at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	603,750,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized; no non-redeemable shares issued or outstanding (excluding 60,375,000 shares subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of June 30, 2021 and December 31, 2020	1,509	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(67,884,320)	(130,020)

Total shareholders’ deficit	(67,882,811)	(105,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit:	$606,897,252	$618,280

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
(RESTATED)

	For the Three Months Ended June 30, 2021	For the Six Months Ended June 30, 2021

General and administrative expenses	$797,402	$1,564,119
General and administrative expenses - related party	30,000	28,106,170

Loss from operations	$(827,402)	$(29,670,289)
Other income (expense)
Offering costs associated with derivative warrant liabilities	—	(2,567,170)
Loss on the forward purchase agreement	—	(97,422,680)
Loss on working capital loan	—	(2,256,980)
Change in fair value of derivative liabilities	22,549,000	138,783,150
Change in fair value of working capital loan	1,014,000	1,014,000
Income from investments held in Trust Account	9,175	17,040

Net income	$22,744,773	$7,897,071

Basic and diluted weighted average shares outstanding of Class A ordinary shares	60,375,000	56,705,801

Basic and diluted net income per ordinary share, Class A ordinary shares	$0.30	$0.11

Basic and diluted weighted average shares outstanding of Class B ordinary shares	15,093,750	14,974,102

Basic and diluted net income per ordinary share, Class B ordinary shares	$0.30	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021
(RESTATED)

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net loss	—	—	—	—	—	(14,847,702)	(14,847,702)

Balance - March 31, 2021 (unaudited)	—	—	15,093,750	1,509	—	(90,629,093)	(90,627,584)
Net income	—	—	—	—	—	22,744,773	22,744,773

Balance - June 30, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(67,884,320)	$(67,882,811)

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
I
n August, 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $
1,000,000 f
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

The Company’s Class

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of June 30, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity
(deficit)

section of the Company’s unaudited condensed balance sheet
s.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

	For the Three Months Ended June 30, 2021		For the Six Months Ended June 30, 2021

	Class A ordinary shares	Class B ordinary shares	Class A ordinary shares	Class B ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$18,195,818	$4,548,955	$6,247,354	$1,649,717
Denominator:
Basic and diluted weighted average ordinary shares outstanding	60,375,000	15,093,750	56,705,801	14,974,102
Basic and diluted net income per ordinary share	$0.30	$0.30	$0.11	$0.11

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
In August, 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination.
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
The Class A ordinary shares reflected on the unaudited condensed balance sheets are reconciled in the following table:

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
Class A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2021, there were 60,375,000 Class A ordinary shares issued or outstanding, all of which were subject to possible redemption that were classified as temporary equity in the accompanying balance sheet. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
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

Note 11 —
Restatement of Prior Period Financial Statements
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with ASC 480-10-S99, redemption provisions not solely within the control of the Company require shares subject to redemption to be classified outside of permanent equity. Also, in connection with the change in presentation for the Class A ordinary shares subject to possible redemption, the Company also restated its earnings per share calculation to allocate income and losses shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares for the affected periods. This presentation contemplates a Business Combination as the most likely outcome, in which case, Class A ordinary shares subject to possible redemption and non-redeemable ordinary shares share pro rata in the income and losses of the Company. As a result, the Company restated its previously filed financial information to correct the recognition of the accretion from the initial book value to redemption value and reflect the impact of the loss for three months ended June 30, 2021, resulting from the recognition of the working capital loan as of the initial funding date.
The following tables contain unaudited quarterly financial information for the quarterly period ended June 30, 2021 that has been updated to reflect the restatement. The restatement had no impact on net cash flows from operating, investing or financing activities. The financial information that has been previously filed or otherwise reported for the quarterly period ended June 30, 2021 is superseded by the information in this Quarterly Report, and should no longer be relied upon.
The Company’s statement of shareholders’ equity (deficit) has been restated to reflect the changes to the impacted shareholders’ equity accounts for the six months ended June 30, 2021 in the table below:
Statements of Shareholders’ Equity (Deficit)

For the three months ended March 31, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Sale of Class A ordinary shares in initial public offering, gross	$558,831,000	$(558,831,000)	$—
Offering costs	$(30,755,862)	$30,755,862	$—
Shares subject to possible redemption	$(510,379,390)	$510,379,390	$—
Net loss	$(12,590,722)	$(2,256,980)	$(14,847,702)
Accretion of Class A ordinary shares subject to redemption	$—	$(75,674,862)	$(75,674,862)
Total shareholders’ equity (deficit)	$5,000,006	$(95,627,590)	$(90,627,584)
For the three months ended June 30, 2021 (unaudited)
Accretion of Class A ordinary shares subject to redemption	$(93,370,610)	$93,370,610	$—
Net income	$20,487,793	$2,256,980	$22,744,773
Total shareholders’ equity (deficit)	$(67,882,811)	$—	$(67,882,811)
The tables below presents the effect of the financial statement adjustments related to the restatement discussed above of the Company’s previously reported statement of operations and the impact to the reported amounts of weighted average shares outstanding and basic and diluted earnings per share is presented below for the three and six months ended June 30, 2021:

For the three months ended June 30, 2021 (unaudited)	As Previously Reported	Adjustment	As Restated
Other income (expenses):
Loss on working capital loan	(2,256,980)	2,256,980	—
Net loss	20,487,793	2,256,980	22,744,773

	EPS for Class A ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2021
Weighted average shares outstanding	60,375,000	—	60,375,000
Basic and diluted earnings per ordinary share	$—	$0.30	$0.30
For the six months ended June 30, 2021
Weighted average shares outstanding	60,375,000	(3,669,199)	56,705,801
Basic and diluted earnings per ordinary share	$—	$0.11	$0.11

	EPS for Class B ordinary shares
	As Previously Reported	Adjustment	As Restated
For the three months ended June 30, 2021
Weighted average shares outstanding	15,093,750	—	15,093,750
Basic and diluted earnings per ordinary share	$1.36	$(1.06)	$0.30
For the six months ended June 30, 2021
Weighted average shares outstanding	14,941,471	32,631	14,974,102
Basic and diluted earnings per ordinary share	$0.53	$(0.42)	$0.11

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
10-Q/A
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
For the three months ended June 30, 2021, we had net income of approximately $22.7 million, which consisted of change in fair value of derivative liabilities of approximately $22.5 million, change in fair value of working capital loan of approximately $1.0 million and income from investments held in the Trust Account of approximately $9,000, partially offset by general and administrative expenses of approximately $797,000, and general and administrative expenses to related party of $30,000.
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three and six months ended June 30, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended June 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended June 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.
Item 6. Exhibits.

Exhibit Number	Description

10.1	Loan agreement dated as of August 16, 2021 between the Company and the Sponsor

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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