Form 10-Q/A
period 2021-09-30
SVF Investment Corp.
filed 2022-03-14
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q/A
Amendment No. 1

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
As of November 9, 2021
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
the Quarterly Report on
Form 10-Q of
SVF Investment Corp. (the “Company”) as of and for the period ended September 30, 2021, as filed with the Securities and Exchange Commission (“SEC”) on November 9, 2021 (the “First Amended Filing”).
Following the filing of the quarterly report for the period ended September 30, 2021, filed with the SEC on November 9, 2021, the Company, having performed further assessment, concluded that, effective with its financial statements for quarterly period ended September 30, 2021, it should restate its prior filed financial statements for the period ended March 31, 2021, to classify all Class A ordinary shares subject to possible redemption in temporary equity and to recognize the accretion from the initial book value to the redemption value and misapplication of accounting guidance related to the Company’s funded working capital loan, and it should restate its prior filed financial information for the period ended June 30, 2021, to correct the recognition of the accretion from the initial book value to redemption value. In accordance with guidance on redeemable equity instruments in ASC
480-10-S99,
redemption provisions not solely within the control of the Company require ordinary shares subject to redemption to be classified outside of permanent equity. Previously, the Company had revised its financial statements to classify all Class A ordinary shares subject to possible redemption in temporary equity. For the period ended September 30, 2021, the Company restated the financial statements to remove the revision footnote. In addition, effective with its financial statements for quarterly period ended September 30, 2021, the Company determined it should restate its earnings per share calculation to allocate income and loss shared pro rata between the two classes of shares. The Company previously revised the earnings per share calculation included in the unaudited condensed statements of operations for the three and nine months ended September 30, 2021.
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
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

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
(RESTATED)

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
(RESTATED)

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
(RESTATED)

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, as of September 30, 2021
, 60,375,000
Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s unaudited condensed balance sheets.
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
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2021, there were 60,375,000 Class A ordinary shares outstanding, all of which are subject to possible redemption and have been classified as temporary equity (see Note 8)
. There were no Class A ordinary shares issued and outstanding at December 31, 2020.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarter ended September 30, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarter ended September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our financial statements were prepared in accordance with generally accepted in the United States of America. Accordingly, management believes that the financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2021 covered by this Quarterly Report on Form 10-Q/A that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:
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

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q/A,
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
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

31.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

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