Form 10-K
period 2021-12-31
SVF Investment Corp.
filed 2022-03-29
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021

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
Registrant’s telephone number, including area code: (650)
-
562-8100
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
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company or an emerging growth company. See the definition of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule
12b-2
of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule
12b-2
of the Act).    Yes  ☒    No  ☐
The aggregate market value of the Class A ordinary shares outstanding held by non-affiliates
of the registrant was $571,538,240 (based on the closing sales price of the Class A ordinary shares as reported on the Nasdaq Capital Market on June 30, 2021 of $9.88).
As of March
2
5, 2022, 48,845,050 Class A
ordinary
shares, and 15,093,750 Class B ordinary shares, par value $0.0001, were issued and outstanding.

Auditor Firm Id: 688	Auditor Name: Marcum LLP	Auditor Location: New York, NY
Documents Incorporated by Reference: None.

SVF INVESTMENT CORP.
ANNUAL REPORT ON FORM
10-K

CERTAIN TERMS
Unless otherwise stated in this Annual Report on Form
10-K
or the context otherwise requires, references to:

•
“additional forward purchase units” are to the up to 5,000,000 units (or such greater amount as determined by mutual agreement of the company and the forward purchase investor), each consisting of one Class A ordinary share and one-fifth
of one warrant, that the forward purchase investor may elect to purchase pursuant to the Forward Purchase Agreement;

•
“amended and restated memorandum and articles of association” or “Articles” are to the amended and restated memorandum and articles of association that we adopted in connection with our initial public offering;

•
“committed forward purchase units” are to the 25,000,000 units, each consisting of one Class A ordinary share and one-fifth
of one warrant, that the forward purchase investor has committed to purchase pursuant to the Forward Purchase Agreement;

•	“Companies Act” are to the Companies Act (2022 Revision) of the Cayman Islands as the same may be amended from time to time;

•
“Forward Purchase Agreement” is to the agreement providing for the sale of forward purchase units to the forward purchase investor in a private placement that will close substantially concurrently with the closing of our initial business combination;

•	“forward purchase investor” is to SVF II SPAC Investment (DE) LLC, an affiliate of our sponsor and a party to the Forward Purchase Agreement;

•	“Forward Purchase Securities” are to the Forward Purchase Shares and forward purchase warrants;

•	“Forward Purchase Shares” are to the Class A ordinary shares included in the forward purchase units under the Forward Purchase Agreement;

•
“forward purchase units” are to the committed forward purchase units and/or additional forward purchase units that may (in each case) be issued to the forward purchase investor pursuant to the Forward Purchase Agreement;

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

•	“management” or our “management team” are to our executive officers and directors (including our director-nominees who became directors in connection with our initial public offering);

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
(2/3) majority (or such higher threshold as specified in the company’s amended and restated memorandum and articles of association) of the votes cast by the holders of the issued shares present in person or represented by proxy at a general meeting of the company and entitled to vote on such matter, or a resolution approved in writing by all of the holders of the issued shares entitled to vote on such matter;

•	“sponsor” are to SVF Sponsor LLC, a Delaware limited liability company;

•	“we,” “SVF,” “us,” “our,” “company,” or “our company” means SVF Investment Corp., a Cayman Islands exempted company; and

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
COVID-19
pandemic and other events (such as terrorist attacks, natural disasters or other significant outbreaks of infectious diseases);

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
General
We are a blank check company incorporated as a Cayman Islands exempted company for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses, which we refer to throughout this Report as our initial business combination.
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
SoftBank established SBIA to manage the SoftBank Vision Funds, which seek to invest in businesses globally across industries which depend on technological development and breakthrough innovation, as well as industries serving large global markets that are being disrupted by technological advancements. As of December 31. 2021, SBIA has evaluated over 3,000 investment opportunities globally and has deployed over $125 billion of long-term private capital coupled with financial, operational and strategic advice.
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

SoftBank has a proven track record of successfully investing in industry-leading growth companies, both from its balance sheet as well as via its affiliates such as the SoftBank Vision Funds and SoftBank Latin America Fund. Some of SoftBank’s prior investments, including through its affiliates, include Alibaba Group, SoftBank KK, Yahoo Japan, Arm Holdings, Sprint Corporation, SoFi, Cybereason, Lemonade Inc., Boston Dynamics, and many more. Globally, SoftBank has built a developed network of like-minded, world-leading entrepreneurs, managers, investors, and capital partners that are aligned with SoftBank’s mission to advance the Information Revolution with technologies essential to the times.
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
In 2017, SBIA U.K. invited institutions who share its vision to partner with SoftBank as limited partners in SoftBank Vision Fund 1. SoftBank Vision Fund 1 has accepted total commitments of approximately $98.6 billion. As of December 31, 2021, SoftBank Vision Fund 1 had invested $87 billion across 94 portfolio companies. SoftBank Vision Fund 2 was launched in the fourth quarter of 2019, with an initial capital allocation from SoftBank. As of December 31, 2021, SoftBank Vision Fund 2 had invested across 209 portfolio companies. Both funds have invested in companies that utilize technology to transform a wide range of sectors including consumer, education, enterprise software, fintech, frontier technology, health technology, real estate, and transportation and logistics. A number of portfolio companies of the SoftBank Vision Funds have listed on public markets in various jurisdictions.
Our Management Team
Our management team is led by Rajeev Misra as our Chairman and Chief Executive Officer, and Navneet Govil as Chief Financial Officer.
Rajeev Misra
is the Chairman of the Board and the Chief Executive Officer of our company. As CEO of SoftBank Investment Advisers, Rajeev leads the SoftBank Vision Funds. He also serves as Corporate Officer of SoftBank Group Corp. Previously he was a Senior Managing Director at Fortress Investment Group. Prior to that, he was the Global Co-Head of Fixed Income, Currencies and Commodities at UBS, and Global Head of Credit and Emerging Markets Trading at Deutsche Bank, where he built a successful global fixed income business. Rajeev is a board member of Fortress Investment Group LLC, the University of Pennsylvania, and MIT Sloan School of Management, and is on the Board of Trustees of KAUST. He received a BSc in Mechanical Engineering and a MSc in Computer Science from the University of Pennsylvania and an MBA from the MIT Sloan School of Management.

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
Anita M. Sands
our independent director. From March 2017 to present, Ms. Sands serves as a Senior Partner at Sands Point Consulting LLC, which advises technology-based start-ups, CEOs and founders. From April 2014 to March 2017, she served as a Senior Advisor and Strategic Consultant at Trewstar Corporate Board Services, specializing in placing qualified female candidates on corporate boards. From April 2012 to September 2013, Ms. Sands served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, global financial services firm. Prior to that, from April 2010 to April 2012, Ms. Sands was Group Managing Director and Chief Operating Officer of UBS Wealth Management Americas at UBS Financial Services, and from October 2009 to April 2010, Ms. Sands was a Transformation Consultant at UBS Wealth Management Americas. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup N.A.’s Global Operations and Technology organization. Ms. Sands also held leadership positions with RBC Financial Group and CIBC. Ms. Sands currently serves on the board of directors of ServiceNow, a provider of enterprise workflow application software, and Nubank, a Latin-American based digital bank. Ms. Sands holds a B.S. degree in Physics and Applied Mathematics from The Queen’s University of Belfast, Northern Ireland, a Ph.D. degree in Atomic and Molecular Physics from The Queen’s University of Belfast, Northern Ireland and an M.S. degree in Public Policy and Management from Carnegie Mellon University.
Javier Saade
is our independent director. Mr. Saade is Venture Partner at Fenway Summer, a position he has held since 2016, and Managing Partner of Impact Master Holdings, a position he has held since 2019. He serves as Chairman of the Board of Directors of GP Funding, Inc., a private-equity backed financial services firm, a position he has held since 2019. Until recently he served on the Board of Directors of Porch Group (NASDAQ:PRCH), Boards of Trustees of The Nature Conservancy, Pan American Development Foundation and Foundation for Puerto Rico and also held seats on the Global Advisory Board of Docusign, Inc. (NASDAQ: DOCU), Corporate Responsibility Board of Univision and Board of Advisors of Harvard’s Rock Center for Entrepreneurship. Previously, Javier was appointed by President Obama as Associate Administrator of the U.S. Small Business Administration and was its Chief of Investment and Innovation from 2013 to 2015. The programs he oversaw have invested more than $120 billion in over 300,000 American small businesses since inception. He also served on the Advisory Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission and on multiple White House councils working on economic policy. Prior to public service he spent about 20 years in investing, operating and advisory roles at organizations that include McKinsey & Company, Booz Allen & Hamilton (NYSE:BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT), GEM Group and Air America Media, a company he co-founded. He holds a B.S. in Industrial Management from Purdue University, an M.S. in Operations & Technology from the Illinois Institute of Technology and an M.B.A. from Harvard Business School.

in investing, operating and advisory roles at organizations that include McKinsey & Company, Booz Allen & Hamilton (NYSE: BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT), GEM Group and Air America Media, a company he co-founded.
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

Our differentiated investment approach is defined by our ability to:

•
Source opportunities from SBIA’s and SoftBank’s ecosystem
. We have access to a broad range of compelling technology investment opportunities through the broad international presence and deep local networks of SBIA and the wider SoftBank group. SBIA’s unique ecosystem of global innovators spans the more than 300 growth-stage companies that the SoftBank Vision Funds have invested in, as well as leading companies within the wider SoftBank network such as Alibaba, Arm, and SoftBank Corp. This portfolio represents one of the world’s largest networks of innovative businesses. We believe our access to this network provides us best-in-class
sourcing capabilities and differentiates us in pursuing a business combination.

•
Provide local insight and global expertise
. We intend to utilize the access provided by our sponsor to SBIA’s investing teams as a sourcing channel. SBIA and its affiliates collectively employ more than 130 investment professionals located in the United States, the United Kingdom, China, India, Japan and Singapore.
By accessing this large global pool of investment professionals and operational specialists with deep sector knowledge, we believe that we can provide global resources as well as detailed knowledge of local markets and operating conditions to help target businesses know when, where, and how to grow.

•
Facilitate partnerships
. We believe that any business that we pursue a combination with can benefit from our access to SBIA’s broad array of relationships. Our management team has deep relationships across the global financial and growth investing sectors and can facilitate partnerships with institutional capital providers, marketing service providers and other top-tier
advisers, while also bringing considerable
in-house
knowledge.

•
Offer bespoke, support and operational synergies
. We seek to help businesses grow thoughtfully, by providing access to targeted expertise across a wide variety of mission-critical activities, from optimizing a balance sheet to global expansion, and everything in between. We believe that in most cases this approach leads to greater value creation over the long term, particularly when matched with a rigorous understanding of the company’s unit economics. We can provide a target business with access to SBIA’s Operating Group, which consists of more than 30 industry veterans and sector specialists with decades of expertise scaling businesses across a variety of sectors including enterprise software, artificial intelligence, technology-enabled transportation services and life sciences.
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
Large market opportunity
.
We will prioritize our focus on investments in large and growing industries. These industries are ripe for new entrants to make significant share gains in winner-take-all
or winner-take-most environments.

•	Disruptor . We will aim to support the disruption of an inefficient industry, or the creation of a new category entirely.

•	Next generation technology . We will seek to identify next generation technology platforms leveraging data and artificial intelligence.

•
Sustainable, profitable growth with proven unit economics
.
We will aim to invest in a growth stage company with a rapidly scalable model, as well as a clear path to profitability. We believe that strong unit economics are necessary to achieve profitability and sustainable growth.

•
Visionary founders and strong management teams
.
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
Affiliates of our sponsor have formed other blank check companies, and our sponsor and our officers and directors may sponsor or form other blank check companies similar to ours or may pursue other business or investment ventures during the period in which we are seeking an initial business combination. SBIA has formed two other blank check companies, SVF Investment Corp. 2 (“SVF 2”) and SVF Investment Corp. 3 (“SVF 3”) that have each completed their initial public offerings of Class A ordinary shares on March 11, 2021. SVF 2 raised $230,000,000 which is in its trust account and SVF 3 raised $320 million which is in its trust account. Each of SVF 2 and SVF 3 has 24 months to complete an initial business combination. Our chief financial officer, Navneet Govil, is also the chief financial officer of each of SVF 2 and SVF 3. While on December 12, 2021, SVF 3 and its wholly owned subsidiary entered into a merger agreement with Warehouse Technologies LLC (“Warehouse”) and Warehouse’s wholly owned subsidiary (together with Warehouse and its other subsidiaries, “Symbotic”) to pursue an initial business combination (the “Symbotic Business Combination”), as of the date of this Report, the Symbotic Business Combination is subject to shareholder approvals and other customary closing conditions, and SVF 2 has not entered into similar arrangement. As a result, SoftBank, SBIA, our sponsor, officers and directors could have conflicts of interest in determining whether to present business combination opportunities to us or to any other blank check company with which they may become involved. However, we do not believe that any such potential conflicts would materially affect our ability to complete our initial business combination.
In addition, our sponsor, officers, and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence, especially for our chief financial officer, Navneet Govil, in view of the Symbotic Business Combination.
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
Emerging Growth Company Status and Other Corporate Information
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter.
We are a Cayman Islands exempted company. Cayman Islands exempted companies conduct business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
Our executive offices are located at 1 Circle Star Way, San Carlos, CA 94070. We maintain a corporate website at
www.svfinvestmentcorp.com
.
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
In addition, certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he, she or it has then-current fiduciary or contractual obligations, then, he, she or it may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association provides that, to the maximum extent permitted by law, we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for either the sponsor and its affiliates, successors and assigns and directors and/or officers of the company, on the one hand, and us on the other, unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our amended and restated articles of association contains provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
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
Affiliates of our sponsor have formed other blank check companies, and our sponsor, officers and directors may sponsor, form or participate in other blank check companies similar to ours during the period in which we are seeking an initial business combination. SBIA has formed two other blank check companies, SVF 2 and SVF 3 that have each completed their initial public offerings of Class A ordinary shares on March 11, 2021. SVF 2 raised $230,000,000 which is in its trust account and SVF 3 raised $320 million which is in its trust account. Each of SVF 2 and SVF 3 has 24 months to complete an initial business combination, and SVF 3 has announced the entrance into a merger agreement for the Symbotic Business Combination on December 12, 2021. Our chief financial officer, Navneet Govil, is also the chief financial officer of each of SVF 2 and SVF 3. Any such companies may present additional conflicts of interest in pursuing an acquisition target, particularly in the event there is overlap among investment mandates. However, we do not currently expect that any such other blank check company would materially affect our ability to complete our initial business combination. In addition, our sponsor, officers and directors, are not required to commit any specified amount of time to our affairs, and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence.

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
Redemption Rights for Public Shareholders upon Completion of Our Initial Business Combination
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of then-outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.00 per public share. The per-share
amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. The redemption rights will include the requirement that a beneficial holder must identify itself in order to validly redeem its shares. There will be no redemption rights upon the completion of our initial business combination with respect to our warrants. Further, we will not proceed with redeeming our public shares, even if a public shareholder has properly elected to redeem its shares, if a business combination does not close. Our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of our initial business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
Limitations on Redemptions
Our amended and restated memorandum and articles of association provides that in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). However, the proposed business combination may require: (i) cash consideration to be paid to the target or its owners, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the retention of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all Class A ordinary shares that are validly submitted for redemption plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not complete the business combination or redeem any shares, and all redemption requests in respect of such Class A ordinary shares would be canceled.
Manner of Conducting Redemptions
We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination either (i) in connection with a general meeting called to approve the business combination or (ii) by means of a tender offer. The decision as to whether we will seek shareholder approval of a proposed business combination or conduct a tender offer will be made by us, solely in our discretion, and will be based on a variety of factors such as the timing of the transaction and whether the terms of the transaction would require us to seek shareholder approval under applicable law or stock exchange listing requirement or whether we were deemed to be a foreign private issuer (which would require a tender offer rather than seeking shareholder approval under SEC rules). Asset acquisitions and share purchases would not typically require shareholder approval while direct mergers with our company and any transactions where we issue more than 20% of our issued and outstanding ordinary shares or seek to amend our amended and restated memorandum and articles of association would typically require shareholder approval. We currently intend to conduct redemptions in connection with a shareholder vote unless shareholder approval is not required by applicable law or stock exchange listing requirement or we choose to conduct redemptions pursuant to the tender offer rules of the SEC for business or other reasons. So long as we obtain and maintain a listing for our securities on NASDAQ, we will be required to comply with the NASDAQ rules.
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

If we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution under Cayman Islands law, being the affirmative vote of a majority of the ordinary shares represented in person or by proxy and entitled to vote thereon and who vote at a general meeting. In such case, our sponsor and each member of our management team have agreed to vote their founder shares and public shares in favor of our initial business combination. As a result, in addition to our initial purchaser’s founder shares, we would need 22,640,626, or 37.5% (assuming all issued and outstanding shares are voted), or 3,773,439, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 60,375,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Each public shareholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction or vote at all. In addition, our sponsor and each member of our management team have entered into an agreement with us, pursuant to which they have agreed to waive their redemption rights with respect to any founder shares and public shares held by them in connection with (i) the completion of a business combination, and (ii) a shareholder vote to approve an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares.
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
The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the shareholders’ vote on an initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his or her redemption rights. After the business combination was approved, the company would contact such shareholder to arrange for him or her to deliver his or her certificate to verify ownership. As a result, the shareholder then had an “option window” after the completion of the business combination during which he or she could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he or she could sell his or her shares in the open market before actually delivering his or her shares to the company for cancelation. As a result, the redemption rights, to which shareholders were aware they needed to commit before the general meeting, would become “option” rights surviving past the completion of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming shareholder’s election to redeem is irrevocable once the business combination is approved.

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
Redemption of Public Shares and Liquidation If No Initial Business Combination
Our amended and restated memorandum and articles of association provides that we will have only 24 months from the closing of our initial public offering to consummate an initial business combination. If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii) to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to consummate an initial business combination within 24 months from the closing of our initial public offering. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company,, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
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
Our sponsor, executive officers, directors and director nominees have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of the then-outstanding public shares. However, we may not redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001 either prior to or upon consummation of an initial business combination (so that we do not then become subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time. This redemption right shall apply in the event of the approval of any such amendment, whether proposed by our sponsor, any executive officer, director or director nominee, or any other person.
We expect that all costs and expenses associated with implementing our plan of dissolution, as well as payments to any creditors, will be funded from amounts remaining out of the $1,000,000 held outside the trust account plus up to $100,000 of funds from the trust account available to us to pay dissolution expenses, although we cannot assure you that there will be sufficient funds for such purpose. In addition, the sponsor has agreed to provide us Working Capital Loans and we have not made any drawdowns on the loan.
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
We will seek to reduce the possibility that our sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our sponsor will also not be liable as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. We will have access to up to $1,000,000 following our initial public offering and the sale of the private placement warrants with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In addition, the sponsor has agreed to provide us Working Capital Loans and we have not made any drawdowns on the loan. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors, however such liability will not be greater than the amount of funds from our trust account received by any such shareholder.
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
Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s vote in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.
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
per-share
price, payable in cash, equal to the aggregate amount, then on deposit in the trust account (which is initially anticipated to be $10.00 per public share), including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses) divided by the number of the then-outstanding public shares.

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
We will be required to evaluate our internal control procedures for the fiscal year ending December 31, 2021 as required by the Sarbanes-Oxley Act. Only in the event we are deemed to be a large accelerated filer or an accelerated filer and no longer qualify as an emerging growth company, will we be required to comply with the independent registered public accounting firm attestation requirement on our internal control over financial reporting. A target business may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.
On the effectiveness of the registration statement of which our 424B4 prospectus dated January 7, 2021 forms a part, we filed a Registration Statement on Form
8-A
with the SEC to voluntarily register our securities under Section 12 of the Exchange Act. As a result, we are subject to the rules and regulations promulgated under the Exchange Act. We have no current intention of filing a Form 15 to suspend our reporting or other obligations under the Exchange Act prior or subsequent to the consummation of our initial business combination.
We are a Cayman Islands exempted company. Cayman Islands exempted companies conduct business mainly outside the Cayman Islands and, as such, are exempted from complying with certain provisions of the Companies Act. As an exempted company, we have applied for and received a tax exemption undertaking from the Cayman Islands government that, in accordance with Section 6 of the Tax Concessions Act (2018 Revision) of the Cayman Islands, for a period of 30 years from the date of the undertaking, no law which is enacted in the Cayman Islands imposing any tax to be levied on profits, income, gains or appreciations will apply to us or our operations and, in addition, that no tax to be levied on profits, income, gains or appreciations or which is in the nature of estate duty or inheritance tax will be payable (i) on or in respect of our shares, debentures or other obligations or (ii) by way of the withholding in whole or in part of a payment of dividend or other distribution of income or capital by us to our shareholders or a payment of principal or interest or other sums due under a debenture or other obligation of us.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter.
Legal Proceedings
There is no material litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such.

ITEM 1A.	RISK FACTORS
An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Report and the final prospectus associated with our initial public offering, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment.
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
Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us or in the future performance of the target business we may acquire.
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

Our independent registered public accounting firm’s report contains an explanatory paragraph that expresses substantial doubt about our ability to continue as a “going concern.”
As of December 31, 2021, we had a working capital deficit of $1.0 million. Further, we expect to incur significant costs in pursuit of our business combination plans. If we are unable to raise additional funds to alleviate liquidity needs and complete a business combination by January 13, 2023 then we will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the our ability to continue as a going concern. The financial statements contained elsewhere in this report do not include any adjustments that might result from our inability to continue as a going concern.
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
Please see the section entitled “Item 1. Business—Effecting Our Initial Business Combination—Shareholders May Not Have the Ability to Approve Our Initial Business Combination” for additional information.
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
Our sponsor and members of our management team own, on an
as-converted
basis, 20% of our issued and outstanding ordinary shares following the completion of our initial public offering.
Our sponsor and members of our management team also may from time to time purchase Class A ordinary shares prior to our initial business combination. Our amended and restated memorandum and articles of association provides that, if we seek shareholder approval, we will complete our initial business combination only if we obtain the approval of an ordinary resolution. As a result, in addition to our initial shareholder’s founder shares, we would need 22,640,626, or 37.5% (assuming all issued and outstanding shares are voted), or 3,773,439, or 6.25% (assuming only the minimum number of shares representing a quorum are voted), of the 60,375,000 public shares sold in our initial public offering to be voted in favor of an initial business combination in order to have our initial business combination approved. Accordingly, if we seek shareholder approval of our initial business combination, the agreement by our sponsor and each member of our management team to vote in favor of our initial business combination will increase the likelihood that we will receive the requisite shareholder approval for such initial business combination.
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
At the time we enter into an agreement for our initial business combination, we will not know how many shareholders may exercise their redemption rights, and therefore will need to structure the transaction based on our expectations as to the number of shares that will be submitted for redemption. If a large number of shares are submitted for redemption, we may need to restructure the transaction to reserve a greater portion of the cash in the trust account or arrange for additional third-party financing. Raising additional third-party financing may involve dilutive equity issuances or the incurrence of indebtedness at higher than desirable levels. The above considerations may limit our ability to complete the most desirable business combination available to us or optimize our capital structure. The amount of the deferred underwriting commissions payable to the underwriters will not be adjusted for any shares that are redeemed in connection with an initial business combination. The per-share
amount we will distribute to shareholders who properly exercise their redemption rights will not be reduced by the deferred underwriting commissions and after such redemptions, the amount held in trust will continue to reflect our obligation to pay the entire deferred underwriting commissions.
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

Our search for a business combination, and any target business with which we ultimately consummate a business combination, may be materially adversely affected by the coronavirus
(COVID-19)
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
We may not be able to find a suitable target business and consummate an initial business combination within 24 months after the closing of our initial public offering. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets, geopolitical tension and the other risks described herein. For example, the outbreak of
COVID-19
continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of
COVID-19
may negatively impact businesses we may seek to acquire. It may also have the effect of heightening many of the other risks described in this “Risk Factor” section, such as those related to the market for our securities and cross-border transactions. If we have not consummated an initial business combination within such applicable time period, we will: (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law. In either such case, our public shareholders may receive only $10.00 per public share, or less than $10.00 per public share, on the redemption of their shares, and our warrants will expire worthless. See “—If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share
redemption amount received by shareholders may be less than $10.00 per public share” and other risk factors herein.
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
We will comply with the proxy rules or tender offer rules, as applicable, when conducting redemptions in connection with our initial business combination. Despite our compliance with these rules, if a shareholder fails to receive our proxy solicitation or tender offer materials, as applicable, such shareholder may not become aware of the opportunity to redeem its shares. In addition, the proxy solicitation or tender offer materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will describe the various procedures that must be complied with in order to validly redeem or tender public shares. In the event that a shareholder fails to comply with these procedures, its shares may not be redeemed. See “Item 1. Business — Effecting Our Initial Business Combination — Tendering Share Certificates in Connection with a Tender Offer or Redemption Rights.”
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
Our public shareholders are entitled to receive funds from the trust account only upon the earliest to occur of: (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, and (iii) the redemption of our public shares if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, subject to applicable law and as further described herein. Public shareholders who redeem their Class A ordinary shares in connection with a shareholder vote described in clause (ii) in the preceding sentence shall not be entitled to funds from the trust account upon the subsequent completion of an initial business combination or liquidation if we have not consummated an initial business combination within 24 months from the closing of our initial public offering, with respect to such Class A ordinary shares so redeemed. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.
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
Since the net proceeds of our initial public offering and the sale of the private placement warrants are intended to be used to complete an initial business combination with a target business that has not been selected, we may be deemed to be a “blank check” company under the United States securities laws. However, because we have net tangible assets in excess of $5,000,000 upon the completion of our initial public offering and the sale of the private placement warrants and have filed a Current Report on Form
8-K,
including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies, such as Rule 419. Accordingly, investors are not afforded the benefits or protections of those rules. Among other things, this means that our units are immediately tradable, and we have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, if our initial public offering were subject to Rule 419, that rule would have prohibited the release of any interest earned on funds held in the trust account to us unless and until the funds in the trust account were released to us in connection with our completion of an initial business combination.
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
As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the cost of our initial business combination and could even result in our inability to find a target or to consummate an initial business combination.
In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies preparing for an initial public offering, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available to consummate an initial business combination.
In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive business combinations could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

Changes in the market for directors and officers liability insurance could make it more difficult and more expensive for us to negotiate and complete an initial business combination.
In recent months, the market for directors and officers liability insurance for special purpose acquisition companies has changed in ways adverse to us and our management team. Fewer insurance companies are offering quotes for directors and officers liability coverage, the premiums charged for such policies have generally increased and the terms of such policies have generally become less favorable. These trends may continue into the future.
The increased cost and decreased availability of directors and officers liability insurance could make it more difficult and more expensive for us to negotiate an initial business combination. In order to obtain directors and officers liability insurance or modify its coverage as a result of becoming a public company, the post-business combination entity might need to incur greater expense, accept less favorable terms or both. However, any failure to obtain adequate directors and officers liability insurance could have an adverse impact on the post-business combination’s ability to attract and retain qualified officers and directors.
In addition, even after we were to complete an initial business combination, our directors and officers could still be subject to potential liability from claims arising from conduct alleged to have occurred prior to the initial business combination. As a result, in order to protect our directors and officers, the post-business combination entity may need to purchase additional insurance with respect to any such claims
(“run-off
insurance”). The need for
run-off
insurance would be an added expense for the post-business combination entity, and could interfere with or frustrate our ability to consummate an initial business combination on terms favorable to our investors.
We have identified a material weakness in our internal control over financial reporting as of September 30, 2021, June 30, 2021 and March 31, 2021. If we are unable to develop and maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal quarters ended September 30, 2021, June 30, 2021 and March 31, 2021. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during these fiscal quarters, our disclosure controls and procedures were not effective as of the end of such fiscal quarters because of a material weakness in our internal control over accounting for complex financial instruments. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended September 30, 2021, June 30, 2021 and March 31, 2021. See “Item 9A — Controls and Procedures.”
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented, or detected and corrected on a timely basis.
Effective internal controls are necessary for us to provide reliable financial reports and prevent fraud. We continue to evaluate steps to remediate the material weakness. These remediation measures may be time consuming and costly, and there is no assurance that these initiatives will ultimately have the intended effects.
If we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.

We, and following our initial business combination, the post-business combination company, may face litigation and other risks as a result of the material weakness in our internal control over financial reporting.
As a result of the material weakness described in “Item 9A — Controls and Procedures”, we face the potential for litigation or other disputes which may include, among others, claims invoking the federal and state securities laws, contractual claims or other claims arising from the material weaknesses in our internal control over financial reporting and the preparation of our financial statements. As of the date of this Report, we have no knowledge of any such litigation or dispute. However, we can provide no assurance that such litigation or dispute will not arise in the future. Any such litigation or dispute, whether successful or not, could have a material adverse effect on our business, results of operations and financial condition or our ability to complete an initial business combination.
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
Of the net proceeds of our initial public offering and the sale of the private placement warrants, only approximately $1,000,000 (including reimbursed expenses) will be available to us initially outside the trust account to fund our working capital requirements. We believe that the funds available to us outside of the trust account, together with funds available from loans from our sponsor, its affiliates or members of our management team will be sufficient to allow us to operate for 24 months following the closing of our initial public offering; however, we cannot assure you that our estimate is accurate, and our sponsor, its affiliates or members of our management team are under no obligation to advance funds to us in such circumstances. Of the funds available to us, we expect to use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a
“no-shop”
provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.
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
If third parties bring claims against us, the proceeds held in the trust account could be reduced, and the per-share
redemption amount received by shareholders may be less than $10.00 per public share.
Placement of funds in the trust account may not protect those funds from third-party claims against us. Although we will seek to have all vendors, service providers (other than our independent registered public accounting firm), prospective target businesses and other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public shareholders, such parties may not execute such agreements, or even if they execute such agreements, they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third-party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third-party that has not executed a waiver if management believes that such third-party’s engagement would be significantly more beneficial to us than any alternative.
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
The net proceeds of our initial public offering and certain proceeds from the sale of the private placement warrants, in the amount of $60,375,000, are held in an interest-bearing trust account. The proceeds held in the trust account may only be invested in direct U.S. Treasury obligations having a maturity of 185 days or less, or in certain money market funds which invest only in direct U.S. Treasury obligations. While short-term U.S. Treasury obligations currently yield a positive rate of interest, they have briefly yielded negative interest rates in recent years. Central banks in Europe and Japan pursued interest rates below zero in recent years, and the Open Market Committee of the Federal Reserve has not ruled out the possibility that it may in the future adopt similar policies in the United States. In the event of very low or negative yields, the amount of interest income (which we may withdraw to pay income taxes, if any) would be reduced. In the event that we are unable to complete our initial business combination, our public shareholders are entitled to receive their pro-rata
share of the proceeds held in the trust account, plus any interest income. If the balance of the trust account is reduced below $60,375,000 as a result of negative interest rates, the amount of funds in the trust account available for distribution to our public shareholders may be reduced below $10.00 per share.
Our warrants are accounted for as liabilities. As such, the changes in the value of our warrants could have a material effect on our financial results and thus may have an adverse effect on the market price of our securities.
On April 12, 2021, the Acting Director of the Division of Corporation Finance and Acting Chief Accountant of the SEC together issued a statement regarding the accounting and reporting considerations for warrants issued by special purpose acquisition companies entitled “Staff Statement on Accounting and Reporting Considerations for warrants Issued by Special Purpose Acquisition Companies” (the “SEC Statement”). Specifically, the SEC Statement focused on warrants that have certain settlement terms and provisions related to certain tender offers or warrants which do not meet the criteria to be considered indexed to an entity’s own stock, which terms are similar to those contained in the warrant agreement governing our warrants. As a result of the SEC Statement, we evaluated the accounting treatment of our private placement warrants, public warrants and forward purchase warrants, and determined that they, together with our working capital loan that allows the lender to require delivery of private placement warrants, should be recorded as derivative liabilities measured at fair value, with changes in fair value each period reported in earnings.

As a result, included on our balance sheet as of December 31, 2021 contained elsewhere in this Form
10-K
are derivative liabilities related to embedded features contained within our warrants. Accounting Standards Codification
815-40,
“Derivatives and Hedging—Contracts on an Entity’s Own Equity”, provides for the remeasurement of the fair value of such derivatives at each balance sheet date, with a resulting non-cash
gain or loss related to the change in the fair value being recognized in earnings in the audited statements of operations. As a result of the recurring fair value measurement, our financial statements and results of operations may fluctuate quarterly based on factors that may be outside of our control. Due to the recurring fair value measurement, we expect that we will recognize non-cash
gains or losses on our warrants each reporting period and that the amount of such gains or losses could be material. The volatility introduced by changes in fair value on earnings may have an adverse effect on our quarterly financial results.
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
If we have not consummated an initial business combination within 24 months from the closing of our initial public offering, the proceeds then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Act. In that case, investors may be forced to wait beyond 24 months from the closing of our initial public offering before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of their redemption or any liquidation unless, prior thereto, we consummate our initial business combination or amend certain provisions of our amended and restated memorandum and articles of association, and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon their redemption or any liquidation will public shareholders be entitled to distributions if we do not complete our initial business combination and do not amend certain provisions of our amended and restated memorandum and articles of association. Our amended and restated memorandum and articles of association provides that, if a resolution of the company’s shareholders is passed pursuant to the Companies Act of the Cayman Islands to commence the voluntary liquidation of the company, we will follow the foregoing procedures with respect to the liquidation of the trust account as promptly as reasonably possible but not more than ten business days thereafter, subject to applicable Cayman Islands law.
Our shareholders may be held liable for claims by third parties against us to the extent of distributions received by them upon redemption of their shares.
If we are forced to enter into an insolvent liquidation, any distributions received by shareholders could be viewed as an unlawful payment if it was proved that immediately following the date on which the distribution was made, we were unable to pay our debts as they fall due in the ordinary course of business. As a result, a liquidator could seek to recover some or all amounts received by our shareholders. Furthermore, our directors may be viewed as having breached their fiduciary duties to us or our creditors and/or may have acted in bad faith, thereby exposing themselves and our company to claims, by paying public shareholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons. We and our directors and officers who knowingly and willfully authorized or permitted any distribution to be paid out of our share premium account while we were unable to pay our debts as they fall due in the ordinary course of business would be guilty of an offense and may be liable to a fine of approximately $18,000 and to imprisonment for five years in the Cayman Islands.
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
Pursuant to our registration and shareholder rights agreement, our sponsor and its permitted transferees can demand that we register the resale of the Class A ordinary shares into which founder shares are convertible, the private placement warrants and the Class A ordinary shares issuable upon exercise of the private placement warrants, and warrants that may be issued upon conversion of working capital loans and the Class A ordinary shares issuable upon conversion of such warrants. Pursuant to the Forward Purchase Agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the Forward Purchase Shares, (B) the Class A ordinary shares issuable upon exercise of the forward purchase warrants and (C) any other Class A ordinary shares acquired by the forward purchase investor, including any acquired after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act, and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreement. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our Class A ordinary shares. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the shareholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our securities that is expected when the securities owned by our sponsor or its permitted transferees are registered for resale.
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
Our amended and restated memorandum and articles of association authorizes the issuance of up to 200,000,000 Class A ordinary shares, 20,000,000 Class B ordinary shares and 1,000,000 preference shares, each par value $0.0001 per share. There are 139,625,000 and 6,875,000 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants or shares issuable upon conversion of the Class B ordinary shares, if any, or any shares issued upon the sale of the Forward Purchase Shares or upon the exercise of the forward purchase warrants. The Class B ordinary shares are automatically convertible into Class A ordinary shares (which such Class A ordinary shares delivered upon conversion will not have any redemption rights or be entitled to liquidating distributions from the trust account if we fail to consummate an initial business combination) at the time of our initial business combination or earlier at the option of the holders thereof as described herein and in our amended and restated memorandum and articles of association. There are no preference shares issued and outstanding.
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
If we are a PFIC for any taxable year (or portion thereof) that is included in the holding period of a U.S. Holder of our Class A ordinary shares or warrants, the U.S. Holder may be subject to adverse U.S. federal income tax consequences and may be subject to additional reporting requirements. Our PFIC status for our current and subsequent taxable years may depend on whether we qualify for the PFIC start-up
exception. Depending on the particular circumstances the application of the start-up
exception may be subject to uncertainty, and there cannot be any assurance that we will qualify for the start-up
exception. Accordingly, there can be no assurances with respect to our status as a PFIC for our current taxable year or any subsequent taxable year. Our actual PFIC status for any taxable year, however, will not be determinable until after the end of such taxable year. Moreover, if we determine we are a PFIC for any taxable year, upon written request, we will endeavor to provide to a U.S. Holder such information as the Internal Revenue Service (“IRS”) may require, including a PFIC Annual Information Statement, in order to enable the U.S. Holder to make and maintain a “qualified electing fund” election, but there can be no assurance that we will timely provide such required information, and such election would be unavailable with respect to our warrants in all cases. We urge U.S. investors to consult their tax advisors regarding the possible application of the PFIC rules.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.
Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt
organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.
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

Members of our management team and board of directors have significant experience as founders, board members, officers or executives of other companies. As a result, certain of those persons may have been, and may become, involved in proceedings, investigations and litigation relating to the business or administrative affairs of the companies with which they were, are, or may in the future be, affiliated. This may have an adverse effect on us, which may impede our ability to consummate an initial business combination.
During the course of their careers, members of our management team and board of directors have had significant experience as founders, board members, officers or executives of other companies. As a result of their involvement and positions in these companies and government agencies, certain persons may have been, and may become, involved in litigation, investigations or other proceedings arising out of or relating to the business or administrative affairs of such companies or transactions entered into by such companies. Any such litigation, investigations or other proceedings may divert our management team’s and board’s attention and resources away from identifying and selecting a target business or businesses for our initial business combination and may negatively affect our reputation, which may impede our ability to complete an initial business combination.
Involvement of members of our management, our directors, and companies with which they are affiliated in civil disputes, litigation, government or other investigations or other actual or alleged misconduct unrelated to our business affairs could materially impact our ability to consummate an initial business combination.
Members of our management team, our directors, and companies with which they are affiliated have been, and in the future will continue to be, involved in a wide variety of business and other activities. As a result of such involvement, members of our management, our directors, and companies with which they are affiliated may be involved in civil disputes, litigation, governmental or other investigations or other actual or alleged misconduct relating to their affairs unrelated to our company. Any such development, including any negative publicity related thereto, may be detrimental to our reputation, negatively affect our ability to identify and complete an initial business combination in a material manner and may have an adverse effect on the price of our securities.
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
We may engage one or more of our underwriters in our initial public offering or one of their respective affiliates to provide additional services to us after the initial public offering, which may include acting as financial advisor in connection with an initial business combination or as placement agent in connection with a related financing transaction. Our underwriters in our initial public offering are entitled to receive deferred commissions that will released from the trust only on a completion of an initial business combination. These financial incentives may cause them to have potential conflicts of interest in rendering any such additional services to us after the initial public offering, including, for example, in connection with the sourcing and consummation of an initial business combination.
We may engage one or more of our underwriters in our initial public offering or one of their respective affiliates to provide additional services to us after the initial public offering, including, for example, identifying potential targets, providing financial advisory services, acting as a placement agent in a private offering or underwriting or arranging debt financing. We may pay such underwriter or its affiliate fair and reasonable fees or other compensation that would be determined at that time in an arm’s length negotiation; provided that no agreement will be entered into with any of the underwriters or their respective affiliates and no fees or other compensation for such services will be paid to any of the underwriters or their respective affiliates prior to the date that is 60 days from the date of this prospectus, unless such payment would not be deemed underwriters’ compensation in connection with our initial public offering. The underwriters in our initial public offering are also entitled to receive deferred commissions that are conditioned on the completion of an initial business combination. The underwriters’ or their respective affiliates’ financial interests tied to the consummation of a business combination transaction may give rise to potential conflicts of interest in providing any such additional services to us, including potential conflicts of interest in connection with the sourcing and consummation of an initial business combination.
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

Prior to the initial investment in the company of $25,000 by the sponsor, the company had no assets, tangible or intangible. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares will be worthless if we do not complete an initial business combination. In addition, our sponsor purchased an aggregate of 9,383,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment, at a price of $1.50 per warrant ($14,075,000 in aggregate), in a private placement that closed simultaneously with the closing of our initial public offering. If we do not consummate an initial business within 24 months from the closing of our initial public offering, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the
24-month
anniversary of the closing of our initial public offering nears, which is the deadline for our consummation of an initial business combination.
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
As a result of our initial public offering, the sale of private placement warrants and the forward purchase units, we expect to have a minimum of $867,825,000 for our initial business combination (assuming additional forward purchase is not consummated and no redemptions of the Class A ordinary shares), and as much as $917,825,000 (assuming additional forward purchase is consummated in full and no redemption of the Class A ordinary shares), in each case before the payment of fees and estimated non-reimbursed
expenses associated with our initial business combination.
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
In order to effectuate a business combination, blank check companies have, in the recent past, amended various provisions of their charters and governing instruments, including their warrant agreements. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, extended the time to consummate an initial business combination and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association requires a special resolution, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. In addition, our amended and restated memorandum and articles of association requires us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through our registration statement, we would register, or seek an exemption from registration for, the affected securities.
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
Some other blank check companies have a provision in their articles of association which prohibits the amendment of certain of its provisions, including those which relate to the rights of a company’s shareholders, without approval by a certain percentage of the company’s shareholders. In those companies, amendment of these provisions typically requires approval by between 90% and 100% of the company’s public shareholders. Our amended and restated memorandum and articles of association provides that any of its provisions related to the rights of holders of our Class A ordinary shares (including the requirement to deposit proceeds of our initial public offering and the private placement of warrants into the trust account and not release such amounts except in specified circumstances, and to provide redemption rights to public shareholders as described herein) may be amended if approved by special resolution, and corresponding provisions of the trust agreement governing the release of funds from our trust account may be amended if approved by holders of at least 65% of our ordinary shares;
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
Our sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association (A) that would modify the substance or timing of our obligation to provide holders of our Class A ordinary shares the right to have their shares redeemed in connection with our initial business combination or to redeem 100% of our public shares if we do not complete our initial business combination within 24 months from the closing of our initial public offering or (B) with respect to any other provision relating to the rights of holders of our Class A ordinary shares, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest earned on the funds held in the trust account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any, divided by the number of the then-outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our sponsor, executive officers, and directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.
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
Upon closing of our initial public offering, our sponsor owns, on an as-converted
basis, 20% of our issued and outstanding ordinary shares. Accordingly, it may exert a substantial influence on actions requiring a shareholder vote, potentially in a manner that you do not support, including amendments to our amended and restated memorandum and articles of association. If our sponsor purchases any additional Class A ordinary shares in the aftermarket or in privately negotiated transactions, this would increase its control. Neither our sponsor nor, to our knowledge, any of our officers or directors, have any current intention to purchase additional securities, other than as disclosed in this Report. Factors that would be considered in making such additional purchases would include consideration of the current trading price of our Class A ordinary shares. In addition, our board of directors, whose members were appointed by our sponsor, is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being appointed in each year. We may not hold an annual general meeting to appoint new directors prior to the completion of our initial business combination, in which case all of the current directors will continue in office until at least the completion of the business combination. If there is an annual general meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for appointment and our sponsor, because of its ownership position, will control the outcome, as only holders of our Class B ordinary shares will have the right to vote on the appointment of directors and to remove directors prior to our initial business combination. Accordingly, our sponsor will continue to exert control at least until the completion of our initial business combination. In addition, we have agreed not to enter into a definitive agreement regarding an initial business combination without the prior consent of our sponsor.
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
Our warrants were issued in registered form under a warrant agreement between Continental Stock Transfer & Trust Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake, including to conform the provisions of the warrant agreement to the description of the terms of the warrants and the warrant agreement set forth in our 424B4 prospectus dated January 7, 2021, or defective provision (ii) amending the provisions relating to cash dividends on ordinary shares as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then-outstanding public warrants approve of such amendment and, solely with respect to any amendment to the terms of the private placement warrants or any provision of the warrant agreement with respect to the private placement warrants, 50% of the number of the then outstanding private placement warrants. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then-outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of Class A ordinary shares purchasable upon exercise of a warrant.
Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We have waived any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Accordingly, our exclusive forum provision does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and holders of our warrants are not deemed to have waived our compliance with these laws, rules and regulations. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”), and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
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
We have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided
that the closing price of our Class A ordinary shares equals or exceeds $18.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met. If and when the public warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. As a result, we may redeem the public warrants as set forth above even if the holders are otherwise unable to exercise the public warrants. Redemption of the outstanding public warrants could force you to (i) exercise your public warrants and pay the exercise price therefor at a time when it may be disadvantageous for you to do so, (ii) sell your public warrants at the then-current market price when you might otherwise wish to hold your public warrants or (iii) accept the nominal redemption price which, at the time the outstanding public warrants are called for redemption, we expect would be substantially less than the market value of your public warrants.
In addition, we have the ability to redeem the outstanding public warrants at any time after they become exercisable and prior to their expiration, at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided
that the closing price of our Class A ordinary shares equals or exceeds $10.00 per share (as adjusted for adjustments to the number of shares issuable upon exercise or the exercise price of a warrant) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to proper notice of such redemption and provided
that certain other conditions are met, including that holders will be able to exercise their warrants prior to redemption for a number of Class A ordinary shares determined based on the redemption date and the fair market value of our Class A ordinary shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of ordinary shares received is capped at 0.361 Class A ordinary shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants.
None of the private placement warrants or forward purchase warrants will be redeemable by us as so long as they are held by our sponsor or the forward purchase investor, or its respective permitted transferees.
Our warrants may have an adverse effect on the market price of our Class A ordinary shares and make it more difficult to effectuate our initial business combination.
We issued warrants to purchase 12,075,000 Class A ordinary shares as part of the units offered in our initial public offering and, simultaneously with the closing of our initial public offering, we issued in a private placement an aggregate of 9,383,333 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, subject to adjustment. We will also issue forward purchase warrants pursuant to the Forward Purchase Agreement. In addition, if the sponsor, its affiliates or a member of our management team makes any working capital loans, $2,000,000 in aggregate of such loans may be converted into up to an additional 1,333,333 private placement warrants, at the price of $1.50 per warrant. We may also issue Class A ordinary shares in connection with our redemption of our warrants.
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
Each unit contains
one-fifth
of one redeemable warrant. Pursuant to the warrant agreement, no fractional warrants will be issued upon separation of the units, and only whole units will trade. If, upon exercise of the warrants, a holder would be entitled to receive a fractional interest in a share, we will, upon exercise, round down to the nearest whole number the number of Class A ordinary shares to be issued to the warrant holder. This is different from other offerings similar to ours, whose units include one ordinary share and one whole warrant to purchase one whole share. We have established the components of the units in this way in order to reduce the dilutive effect of the warrants upon completion of a business combination since the warrants will be exercisable in the aggregate for one-fifth
of the number of shares compared to units that each contain a whole warrant to purchase one whole share, thus making us, we believe, a more attractive merger partner for target businesses. Nevertheless, this unit structure may cause our units to be worth less than if a unit included a warrant to purchase one whole share.

A provision of our warrant agreement may make it more difficult for us to consummate an initial business combination.
Unlike most blank check companies, if (i) we issue additional Class A ordinary shares or equity-linked securities for capital raising purposes in connection with the closing of our initial business combination (excluding any Forward Purchase Securities) at a Newly Issued Price of less than $9.20 per ordinary share, (ii) the aggregate gross proceeds from such issuances represent more than 60% of the total equity proceeds, and interest thereon, available for the funding of our initial business combination on the date of the consummation of our initial business combination (net of redemptions), and (iii) the Market Value is below $9.20 per share, then the exercise price of the warrants will be adjusted to be equal to 115% of the higher of the Market Value and the Newly Issued Price, and the $18.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to 180% of the higher of the Market Value and the Newly Issued Price, and the $10.00 per share redemption trigger price will be adjusted (to the nearest cent) to be equal to the higher of the Market Value and the Newly Issued Price. This may make it more difficult for us to consummate an initial business combination with a target business.
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
Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation
S-K.
Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We will remain a smaller reporting company until the last day of any fiscal year for so long as either (1) the market value of our ordinary shares held by non-affiliates
is less than $250 million as of the end of that year’s second fiscal quarter or (2) our annual revenues are less than $100 million during such completed fiscal year and the market value of our ordinary shares held by non-affiliates
is less than $700 million as of the end of that year’s second fiscal quarter.
Compliance obligations under the Sarbanes-Oxley Act may make it more difficult for us to effectuate a business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.
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

Our corporate affairs and the rights of shareholders are governed by our amended and restated memorandum and articles of association, the Companies Act (as the same may be supplemented or amended from time to time) and the common law of the Cayman Islands. We are also subject to the federal securities laws of the United States. The rights of shareholders to take action against the directors, actions by minority shareholders and the fiduciary responsibilities of our directors to us under Cayman Islands law are to a large extent governed by the common law of the Cayman Islands. The common law of the Cayman Islands is derived in part from comparatively limited judicial precedents in the Cayman Islands as well as from English common law, the decisions of whose courts are of persuasive authority, but are not binding on a court in the Cayman Islands. The rights of our shareholders and the fiduciary responsibilities of our directors under Cayman Islands law are different from what they would be under statutes or judicial precedent in some jurisdictions in the United States. In particular, the Cayman Islands has a different body of securities laws as compared to the United States, and certain states, such as Delaware, may have more fully developed and judicially interpreted bodies of corporate law. In addition, Cayman Islands companies may not have standing to initiate a shareholders derivative action in a Federal court of the United States.
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

An investment in our securities may result in uncertain or adverse U.S. federal income tax consequences.
An investment in our securities may result in uncertain U.S. federal income tax consequences. For instance, because there are no authorities that directly address instruments similar to the units we are issuing in the initial public offering, the allocation an investor makes with respect to the purchase price of a unit between the Class A ordinary shares and the one-fifth
of a warrant to purchase one Class A ordinary share included in each unit could be challenged by the IRS or courts. Furthermore, the U.S. federal income tax consequences of a cashless exercise of warrants included in the units we are issuing in the initial public offering is unclear under current law. Finally, it is unclear whether the redemption rights with respect to our ordinary shares would suspend the running of a U.S. Holder’s holding period for purposes of determining whether any gain or loss realized by such holder on the sale or exchange of Class A ordinary shares is long-term capital gain or loss and for determining whether any dividend we pay would be considered “qualified dividends” for U.S. federal income tax purposes. Prospective investors are urged to consult their tax advisors with respect to these and other tax consequences when purchasing, holding or disposing of our securities.
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
If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	local or regional economic policies and market conditions;

•	unexpected changes in regulatory requirements;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	underdeveloped or unpredictable legal or regulatory systems;

•	corruption;

•	protection of intellectual property;

•	social unrest, crime, strikes, riots and civil disturbances;

•	regime changes and political upheaval;

•	terrorist attacks, natural disasters and wars; and

•	deterioration of political relations with the United States.
Especially, international security issues and adverse developments in respect thereof such as the current political tension between Russia, Ukraine and potentially western security alliances could materially adversely affect global trade and economic activity. At the end of 2021 and into January 2022, tensions between the U.S. and Russia escalated. The invasion of Ukraine and any retaliatory measures that have already been, or may in the future be taken by the U.S. and NATO have created global security concerns that could have a lasting impact on regional and global economies.
We may not be able to adequately address these additional risks. If we were unable to do so, we may be unable to complete such initial business combination, or, if we complete such combination, our operations might suffer, either of which may adversely impact our business, financial condition and results of operations.
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
In the event we acquire a
non-U.S.
target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following the consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.
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
We are subject to changing laws and regulations regarding regulatory matters, corporate governance and public disclosure that have increased both our costs and the risk of non-compliance.
We are subject to laws and regulations by various governing bodies, including, for example, the SEC, which are charged with the protection of investors and the oversight of companies whose securities are publicly traded, and to new and evolving regulatory measures under applicable law. Our efforts to comply with new and changing laws and regulations have resulted in and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from seeking a business combination target.
Moreover, because these laws, regulations and standards are subject to varying interpretations, their application in practice may evolve over time as new guidance becomes available. This evolution may result in continuing uncertainty regarding compliance matters and additional costs necessitated by ongoing revisions to our disclosure and governance practices. If we fail to address and comply with these regulations and any subsequent changes, we may be subject to penalty, and our business may be harmed.

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
Our units, Class A ordinary shares and warrants are each traded on the NASDAQ under the symbol “SVFAU”, “SVFA” and “SVFAW” respectively. Our units commenced public trading on The Nasdaq Stock Market on January 8, 2021. Our shares of Class A common stock and warrants began separate trading on January 27, 2021.

(b)	Holders
On March 25, 2022, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 3 holders of record of our Class B ordinary shares and 3 holders of record of our warrants.

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

(d)	Securities Authorized for Issuance Under Equity Compensation Plans
None.

(e)	Performance Graph
Not applicable.

(f)	Recent Sales of Unregistered Securities; use of proceeds from registered securities.
Use of Proceeds
On January 12, 2021, we consummated its initial public offering of 60,375,000 units, including 7,875,000 additional units to cover over-allotments, at $10.00 per unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions.
Simultaneously with the closing of the initial public offering, we consummated the private placement of 9,383,333 warrants at a price of $1.50 per private placement warrant with our sponsor, generating gross proceeds of approximately $14.1 million.
Of the gross proceeds received from the initial public offering and the full exercise of over-allotment option, $603,800,000 was placed in the trust account. The net proceeds of the initial public offering and certain proceeds from the private placement are invested in U.S. government treasury bills with a maturity of 180 days or less and in money market funds meeting certain conditions under Rule
2a-7
under the Investment Company Act which invest only in direct U.S. government treasury obligations.

We paid a total of approximately $12.2 million in underwriting discounts and commissions related to the initial public offering. On April 22, 2021, the underwriters reimbursed $600,000 for certain of the expenses in connection with our initial public offering.

(g)	Purchases of Equity Securities by the Issuer and Affiliated Purchasers
None.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS
References to the “Company,” “SVF Investment Corp.,” “SVF Investment Corp.,” “our,” “us” or “we” refer to SVF Investment Corp.. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the sections entitled “Risk Factors”, “Business” and the audited financial statements and notes thereto contained elsewhere in this Form 10-K. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
Cautionary Note Regarding Forward-Looking Statements
All statements other than statements of historical fact included in this Form
10-K
including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. When used in this Form
10-K,
words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or the Company’s management, identify forward-looking statements. Such forward-looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, the Company’s management. Actual results could differ materially from those contemplated by the forward- looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward-looking statements attributable to us or persons acting on the Company’s behalf are qualified in their entirety by this paragraph.
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
Our sponsor is SVF Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for our Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, we consummated its Initial Public Offering of 60,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions. On April 22, 2021, the underwriters made a payment to us in an amount of $600,000 to reimburse certain of our expenses in connection with our initial public offering.

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
If we are unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 12, 2023, (the “Combination Period”), we will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to us to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay our income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.
The issuance of additional shares in connection with a business combination to the owners of the target or other investors:

•
may significantly dilute the equity interest of investors in the Public Offering, which dilution would increase if the anti-dilution provisions in the Class B ordinary shares resulted in the issuance of Class A ordinary shares on a greater than one-to-one
basis upon conversion of the Class B ordinary shares;

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

Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

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

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our Class A ordinary shares;

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

As indicated in the accompanying financial statements, we had approximately $1.0 million held outside the trust account that is available to us to fund our working capital requirements and $603,786,848 held inside the trust account. We cannot assure you that our plan to complete our initial business combination will be successful.
Liquidity and Going Concern
As of December 31, 2021, we had approximately $1.0 million in its operating bank account and a working capital deficit of approximately $1.0 million.
Prior to the completion of the Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000 pursuant to the Note. We repaid the Note in full on January 13, 2021.
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of December 31, 2021, $2.0 million was drawn under the Working Capital Loans.
In connection with our assessment of going concern considerations if the we are unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023 management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

In connection with the Company’ s assessment of going concern considerations management has determined that the mandatory liquidation and subsequent dissolution if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023, raises substantial doubt about the Company’ s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on our financial position, results of our operations and/or search for a target company, the specific impact is not readily determinable as of the date of the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Results of Operations
Our entire activity since inception up to January 12, 2021 was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination.We generate non-operating income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the year ended December 31, 2021, we had net income of approximately $16.7 million, which consisted of change in fair value of derivative liabilities of approximately $147.5 million, change in fair value of working capital loan of approximately $2.2 million and income from investments held in the Trust Account of approximately $37,000, partially offset by general and administrative expenses of approximately $2.3 million, general and administrative expenses to related party of approximately $28.2 million, offering costs associated with derivative liabilities of approximately $2.2 million, loss on the Forward Purchase Agreement of approximately $97.4 million and loss on working capital loan of approximately $2.3 million. Of the approximately $28.1 million in general and administrative expenses with related parties, approximately $28.1 million is a noncash charge for the excess initial fair value of Private Placement Warrants over the purchase price for such warrants paid by our Sponsor.
For the period from October 5, 2020 (inception) through December 31, 2020, we had net loss of approximately $130,000, which consisted of general and administrative expenses.
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

Forward Purchase Agreement
We entered into a Forward Purchase Agreement with the Forward Purchase Investor, which provides for the purchase of $250,000,000 of forward purchase units (the “Forward Purchase Units”), with each unit consisting of one Class A ordinary share (a “Forward Purchase Share”) and one-fifth
of one warrant to purchase one Class A ordinary share at $11.50 per share (a “Forward Purchase Warrant”), for a purchase price of $10.00 per unit, in a private placement to occur concurrently with the closing of the initial Business Combination. The Forward Purchase Agreement also provides that the Forward Purchase Investor may elect to purchase up to an additional $50,000,000 of Forward Purchase Units, which will also have a purchase price of $10.00 per Unit and consist of one Class A ordinary share and one-fifth
of one warrant. Any elections to purchase up to 5,000,000 additional Forward Purchase Units will take place in one or more private placements in such amounts and at such time as the Forward Purchase Investor determines, but no later than simultaneously with the closing of the initial Business Combination. We and the Forward Purchase Investor may determine, by mutual agreement, to increase the number of additional Forward Purchase Units at any time prior to the initial Business Combination. The obligations under the Forward Purchase Agreement do not depend on whether any Class A ordinary shares are redeemed by the Public Shareholders. The Forward Purchase Securities will be issued only in connection with the closing of the initial Business Combination. The proceeds from the sale of Forward Purchase Securities may be used as part of the consideration to the sellers in the initial Business Combination, expenses in connection with the initial Business Combination or for working capital in the post-transaction company.
Critical Accounting Policies
Working Capital Loan – Related Party
We have elected the fair value option to account for our working capital loan – related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC
815-40.
Accordingly, we recognize the warrant instruments as liabilities at fair value and the difference between the fair value and the book value recognized as a loss. We adjust the instruments to fair value at each reporting period. The liabilities are subject to re-measurement
at each balance sheet date until exercised, and any change in fair value is recognized in our statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and Forward Purchase Agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.

Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares. For the year ended December 31, 2021, the total offering costs of the Initial Public Offering, approximately $2.6 million was included in offering cost-derivative liabilities in the statements of operations. We classified deferred underwriting commissions as non-current
liabilities as our liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our balance sheets.
We recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit.
Net Income (Loss) per Ordinary Share
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for year ended December 31, 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

Non-cash
compensation to Sponsor
We record
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recent Accounting Pronouncements
In August 2020, the FASB issued Accounting Standards Update (“ASU”)
No. 2020-06,
“Debt-Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
2020-06”),
which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted ASU
2020-06
on January 1, 2021. Adoption of the ASU did not impact the Company’s financial position, results of operations or cash flows.
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying financial statements.
Off-Balance
Sheet Arrangements
As of December 31, 2021 we did not have any
off-balance
sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation
S-K
and did not have any commitments or contractual obligations.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, the financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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

(a)	Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the fiscal year ended December 31, 2021, as such term is defined in Rules
13a-15(e)
and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of December 31, 2021, because of a material weakness in our internal control over accounting for complex financial instruments. This material weakness resulted in the restatement of the Company’ s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“ US GAAP”). Accordingly, management believes that the financial statements included in the Form
10-K
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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

(b)	Management’s Report on Internal Controls Over Financial Reporting
This Annual Report on Form
10-K
does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to exception established by rules of the SEC for emerging growth companies.

(c)	Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fiscal year ended December 31, 2021 covered by this Annual Report on Form
10-K
that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting except for the below:

Our principal executive officer and principal financial officer performed additional accounting and financial analyzes and other post-closing procedures including consulting with subject matter experts related to the accounting for certain complex features of the Class A ordinary shares and presentation of earnings per share. The Company’s management has expended, and will continue to expend, a substantial amount of effort and resources for the remediation and improvement of our internal control over financial reporting. While we have processes to properly identify and evaluate the appropriate accounting technical pronouncements and other literature for all significant or unusual transactions, we have expanded and will continue to improve these processes to ensure that the nuances of such transactions are effectively evaluated in the context of the increasingly complex accounting standards.

ITEM 9B.	OTHER INFORMATION
None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTION THAT PREVENTS INSPECTION
Not Applicable
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Directors and Executive Officers
Our officers and directors are as follows:

Name	Age	Position
Rajeev Misra	60	Chairman of the Board and Chief Executive Officer
Navneet Govil	50	Director and Chief Financial Officer
Ibrahim Ajami	47	Independent Director
Anita M. Sands	45	Independent Director
Javier Saade	50	Independent Director
Rajeev Misra
is our Chairman of the Board and Chief Executive Officer. As CEO of SoftBank Investment Advisers, Rajeev leads the SoftBank Vision Funds. He also serves as Corporate Officer of SoftBank Group Corp. Previously he was a Senior Managing Director at Fortress Investment Group. Prior to that, he was the Global Co-Head of Fixed Income, Currencies and Commodities at UBS, and Global Head of Credit and Emerging Markets Trading at Deutsche Bank, where he built a successful global fixed income business. Rajeev is a board member of Fortress Investment Group LLC, the University of Pennsylvania, and MIT Sloan School of Management, and is on the Board of Trustees of KAUST. He received a BSc in Mechanical Engineering and a MSc in Computer Science from the University of Pennsylvania and an MBA from the MIT Sloan School of Management.
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
Anita M. Sands
our independent director. From March 2017 to present, Ms. Sands serves as a Senior Partner at Sands Point Consulting LLC, which advises technology-based start-ups, CEOs and founders. From April 2014 to March 2017, she served as a Senior Advisor and Strategic Consultant at Trewstar Corporate Board Services, specializing in placing qualified female candidates on corporate boards. From April 2012 to September 2013, Ms. Sands served as Group Managing Director, Head of Change Leadership and a member of the Wealth Management Americas Executive Committee of UBS Financial Services, global financial services firm. Prior to that, from April 2010 to April 2012, Ms. Sands was Group Managing Director and Chief Operating Officer of UBS Wealth Management Americas at UBS Financial Services, and from October 2009 to April 2010, Ms. Sands was a Transformation Consultant at UBS Wealth Management Americas. Prior to joining UBS Financial Services, Ms. Sands was Managing Director, Head of Transformation Management at Citigroup N.A.’s Global Operations and Technology organization. Ms. Sands also held leadership positions with RBC Financial Group and CIBC. Ms. Sands currently serves on the board of directors of ServiceNow, a provider of enterprise workflow application software, and Nubank, a Latin-American based digital bank. Ms. Sands holds a B.S. degree in Physics and Applied Mathematics from The Queen’s University of Belfast, Northern Ireland, a Ph.D. degree in Atomic and Molecular Physics from The Queen’s University of Belfast, Northern Ireland and an M.S. degree in Public Policy and Management from Carnegie Mellon University.
Javier Saade
is our independent director. Mr. Saade is Venture Partner at Fenway Summer, a position he has held since 2016, and Managing Partner of Impact Master Holdings, a position he has held since 2019. He serves as Chairman of the Board of Directors of GP Funding, Inc., a private-equity backed financial services firm, a position he has held since 2019. Until recently he served on the Board of Directors of Porch Group (NASDAQ:PRCH), Boards of Trustees of The Nature Conservancy, Pan American Development Foundation and Foundation for Puerto Rico and also held seats on the Global Advisory Board of Docusign, Inc. (NASDAQ: DOCU), Corporate Responsibility Board of Univision and Board of Advisors of Harvard’s Rock Center for Entrepreneurship. Previously, Javier was appointed by President Obama as Associate Administrator of the U.S. Small Business Administration and was its Chief of Investment and Innovation from 2013 to 2015. The programs he oversaw have invested more than $120 billion in over 300,000 American small businesses since inception. He also served on the Advisory Committee for Small and Emerging Companies at the U.S. Securities & Exchange Commission and on multiple White House councils working on economic policy. Prior to public service he spent about 20 years in investing, operating and advisory roles at organizations that include McKinsey & Company, Booz Allen & Hamilton (NYSE:BAH), Bridgewater Associates, Abbott Laboratories (NYSE: ABT), GEM Group and Air America Media, a company he co-founded. He holds a B.S. in Industrial Management from Purdue University, an M.S. in Operations & Technology from the Illinois Institute of Technology and an M.B.A. from Harvard Business School.

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
Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices including those set forth in our amended and restated memorandum and articles of association as it deems appropriate. The Articles provide that our officers may consist of any chairman (or co-chairman)
of the board, vice-chairman, one or more chief executive officers, presidents, a chief financial officer, a secretary, a treasurer, vice-presidents, one or more assistant vice presidents, one or more assistant treasurers, one or more assistant secretaries or and such other offices as may be determined by the board of directors.
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
Compensation Discussion and Analysis
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
Guidelines for Selecting Director Nominees
The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provides that persons to be nominated:

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

Compensation Committee Report
The compensation committee of the board of directors has reviewed and discussed the Compensation Discussion and Analysis section above and, based on such review and discussion, has recommended to our board of directors that such section be included in this Report.
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
Certain of our officers and directors presently have, and any of them in the future may have additional, fiduciary and contractual duties to other entities. As a result, if any of our officers or directors becomes aware of a business combination opportunity which is suitable for an entity to which he or she has then-current fiduciary or contractual obligations, then, he or she may be required to honor such fiduciary or contractual obligations to present such business combination opportunity to such entity, before we can pursue such opportunity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our amended and restated memorandum and articles of association, to the maximum extent permitted by law, provides that we renounce any interest or expectancy in, or in being offered an opportunity to participate in, any potential transaction or matter which may be a corporate opportunity for either the sponsor and its affiliates, successors and assigns and directors and/or officers of the company, on the one hand, and us on the other, unless such opportunity is expressly offered to such person solely in his or her capacity as a director or officer of the company and it is an opportunity that we are able to complete on a reasonable basis. In addition, our amended and restated articles of association will contain provisions to exculpate and indemnify, to the maximum extent permitted by law, such persons in respect of any liability, obligation or duty to the company that may arise as a consequence of such persons becoming aware of any business opportunity or failing to present such business opportunity.
Notwithstanding the foregoing, we may, at our option, pursue an Affiliated Joint Acquisition opportunity with any such fund or other investment vehicle. Such entity may co-invest
with us in the target business at the time of our initial business combination, or we could raise additional proceeds to complete the acquisition by making a specified future issuance to any such fund or vehicle. Such an entity could include another blank check company, including SVF 2, SVF 3, or other affiliate blank check company. However, we do not currently have any intention to pursue such a transaction.
Below is a table summarizing the entities to which our executive officers and directors currently have fiduciary duties, contractual obligations or other material management relationships:

Individual	Entity	Entity’s Business	Affiliation
Rajeev Misra	SoftBank Group Corp.	Multinational conglomerate	Corporate Officer, Executive Vice President

	SB Investment Advisers (UK) Limited	Advisor entity	Director and Chief Executive Officer

	SB Investment Advisers (US) Inc.	Advisor entity	President and Chief Executive Officer

	Triangle Lender (UK) Limited	Provision of loans	Director

	SBG Managers LLC	Holding company	Director

	Fortress Investment Group LLP	Asset management	Director, Senior Managing Director and Partner

	Principal Holdings I LP	Holding company	Director

	Mobile Leasing Solutions, LLC	Holding company	Director

	University of Pennsylvania	Education	Trustee on the Board of Trustees

	King Abdullah University of Science and Technology	Education	Member of the Engineering Board of Overseers

	Thrive Global Holdings, Inc.	Behavior change platform	Director

Navneet Govil	SB/OSI, Inc.	SPV holding entity	Treasurer

	SB Investment Advisers (US) Inc.	Advisor entity	Director and CFO

	SVF Investment Corp. 2	SPAC	Director and Chief Financial Officer

	SVF Investment Corp. 3	SPAC	Director and Chief Financial Officer

Ibrahim Ajami	Turvo	Real-time collaborative logistics platform	Director

Anita M. Sands	ServiceNow, Inc.	Enterprise workflow software	Director

	ThoughtWorks	IT consultancy	Director

	Nu Holdings, Ltd.	Financial services	Director

	Sands Point Consulting, LLC	Consulting & advisory	Senior Partner & Strategic Advisor

Javier Saade	GP Funding, Inc.	Financial services	Chairman of Board of Directors

	Impact Master Holdings	Holding company and advisory firm	Managing Partner

	Fenway Summer LLC	Management company and advisory firm	Member & Advisor

	Fenway Summer Ventures	Investment Management	Venture Partner
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

•
Our sponsor subscribed for founder shares prior to the date of our 424B4 prospectus (dated January 7, 2021) and have purchased private placement warrants in a transaction that closed simultaneously with the closing of our initial public offering.

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
See “Item 10. Directors, Executive Officers and Corporate Governance — Executive Officer and Director Compensation”.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The following table sets forth information regarding the beneficial ownership of our ordinary shares as of the date of this Report, by:

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

	Class B ordinary shares (3)		Class A ordinary shares		Approximate Percentage of Voting Control
Name of Beneficial Owners (1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class
SVF Sponsor LLC (2)	14,943,750	99.0%	—	—	19.8%
Rajeev Misra	—	—	2,377,000	3.9%	3.1%
Navneet Govil	—	—	150,000	*	*
Ibrahim Ajami	50,000	*	—	—	*
Anita M. Sands	50,000	*	—	—	*
Javier Saade	50,000	*	—	—	*
All officers, directors and director nominees as a group individuals	15,093,750	100.0%	2,527,000	4.2%	23.3%

*	Less than one percent.
(1)	Unless otherwise noted, the business address of each of our shareholders is 1 Circle Star Way, San Carlos, California 94070, United States.
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
Higashi-Shimbashi.
Minato-ku,
Tokyo, Japan. Masayoshi Son is the Chairman and CEO of SoftBank Group Corp.

(3)
Interests shown consist solely of founder shares, classified as Class B ordinary shares. Such shares will automatically convert into Class A ordinary shares at the time of our initial business combination or earlier at the option of the holders thereof. Excludes Class A ordinary shares issuable pursuant to the Forward Purchase Agreement, as such shares will only be issued, if at all, at the time of our initial business combination.

After our initial public offering, our sponsor and members of our management team beneficially own 20% of the then issued and outstanding ordinary shares and have the right to appoint all of our directors prior to our initial business combination. Holders of our public shares will not have the right to appoint any directors to our board of directors prior to our initial business combination. Because of this ownership block, our sponsor and members of our management team may be able to effectively influence the outcome of all other matters requiring approval by our shareholders, including amendments to our amended and restated memorandum and articles of association and approval of significant corporate transactions including our initial business combination.
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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Transfers of Founder Shares, Private Placement Warrants and Forward Purchase Securities
The founder shares, private placement warrants and any Class A ordinary shares issued upon conversion or exercise thereof and the Forward Purchase Securities are each subject to transfer restrictions pursuant to lock-up
provisions in the agreement entered into by our sponsor and management team or the forward purchase investor. Our sponsor, each member of our management team and the forward purchase investor have agreed not to transfer, assign or sell any of their founder shares or Forward Purchase Shares (as applicable) until the earliest of (a) one year after the completion of our initial business combination and (b) subsequent to our initial business combination, (x) if the closing price of our Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after our initial business combination or (y) the date on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property. The private placement warrants and forward purchase warrants and the respective Class A ordinary shares underlying such warrants are not transferable or salable until 30 days after the completion of our initial business combination. The foregoing restrictions are not applicable to transfers (a) to our officers or directors, any affiliates or family members of any of our officers or directors, any members or partners of our sponsor or their affiliates, any affiliates of our sponsor, or any employees of such affiliates; (b) in the case of an individual, by gift to a member of one of the individual’s immediate family or to a trust, the beneficiary of which is a member of the individual’s immediate family, an affiliate of such person or to a charitable organization; (c) in the case of an individual, by virtue of laws of descent and distribution upon death of the individual; (d) in the case of an individual, pursuant to a qualified domestic relations order; (e) by private sales or transfers made in connection with the consummation of a business combination at prices no greater than the price at which the founder shares, private placement warrants or Class A ordinary shares, as applicable, were originally purchased; (f) by virtue of our sponsor’s organizational documents upon liquidation or dissolution of our sponsor; (g) to the Company for no value for cancelation in connection with the consummation of our initial business combination; (h) in the event of our liquidation prior to the completion of our initial business combination; or (i) in the event of our completion of a liquidation, merger, share exchange or other similar transaction which results in all of our public shareholders having the right to exchange their Class A ordinary shares for cash, securities or other property subsequent to our completion of our initial business combination;
provided
, however, that in the case of clauses (a) through (f) these permitted transferees must enter into a written agreement agreeing to be bound by these transfer restrictions and the other restrictions contained in the letter agreement.
Promissory Note - Related Party
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
Administrative Services Agreement
The Company entered into an agreement, commencing on the effective date of the initial public offering, to pay the sponsor a total of up to $10,000 per month for office space, secretarial and administrative services. Upon the completion of an initial business combination, the Company will cease paying these monthly fees.
Director Independence
We are required to comply with the applicable rules of such exchange in determining whether a director is independent. Our board of directors has determined that each of Ibrahim Ajami, Anita M. Sands and Javier Saade qualifies as “independent” as defined under applicable SEC rules and Nasdaq listing standards.
Other Transactions With Our Sponsor
If any of our officers or directors become aware of a business combination opportunity that falls within the line of business of any entity to which he or she has then-current fiduciary or contractual obligations, he or she will honor his or her fiduciary or contractual obligations to present such opportunity to such entity. If these other entities decide to pursue any such opportunity, we may be precluded from pursuing the same. However, we do not expect these duties to materially affect our ability to complete our initial business combination. Our officers and directors currently have certain relevant fiduciary duties or contractual obligations that may take priority over their duties to us.
Other than these monthly fees as described in “—Administrative Services Agreement”, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, officers, advisors, directors or their respective affiliates, for services rendered prior to or in connection with the completion of an initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses
incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our audit committee will review on a quarterly basis all payments that were made by us to our sponsor, officers, advisors, directors or their affiliates and will determine which expenses and the amount of expenses that will be reimbursed.

There is no cap or ceiling on the reimbursement
of out-of-pocket expenses
incurred by such persons in connection with activities on our behalf.
In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we complete an initial business combination, we may repay such loaned amounts out of the proceeds of the trust account released to us. In the event that the initial business combination does not close, we may use a portion of the working capital held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment. Up to $2,000,000 of such loans may be convertible into Class A ordinary shares at a price of $10.00 per share at the option of the lender. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans. We do not expect to seek loans from parties other than our sponsor, its affiliates or our management team as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account.
After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our shareholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our shareholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a general meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.
We have entered into a registration and shareholder rights agreement pursuant to which our sponsor will be entitled to certain registration rights with respect to the private placement shares, and the Class A ordinary shares upon conversion of the founder shares, and, upon consummation of our initial business combination, to nominate three individuals for appointment to our board of directors, as long as the sponsor holds any securities covered by the registration and shareholder rights agreement.
In addition, pursuant to the Forward Purchase Agreement, we have agreed that we will use our commercially reasonable efforts to (i) within 30 days after the closing of the initial business combination, file a registration statement with the SEC for a secondary offering of (A) the Forward Purchase Shares, and (B) any other Class A ordinary shares acquired by the forward purchase investor, including any acquisitions after we complete our initial business combination, (ii) cause such registration statement to be declared effective promptly thereafter, but in no event later than 90 days after the closing of the initial business combination and (iii) maintain the effectiveness of such registration statement and to ensure the registration statement does not contain a material omission or misstatement, including by way of amendment or other update, as required, until the earlier of (A) the date on which the forward purchase investor ceases to hold the securities covered thereby and (B) the date all of the securities covered thereby can be sold publicly without restriction or limitation under Rule 144 under the Securities Act and without the requirement to be in compliance with Rule 144(c)(1) under the Securities Act, subject to certain conditions and limitations set forth in the Forward Purchase Agreement. We will bear the expenses incurred in connection with the filing of any such registration statements.
We have entered into an agreement to indemnify our Sponsor and its affiliates including Softbank from any claims made by the Company or a third party in respect of any investment opportunities sourced by them, any liability arising with respect to their activities in connection with our affairs, and for any services that are provided without a separate written agreement between us and any such party. Such indemnity provides that the indemnified parties cannot access the funds held in our trust account.

Policy for Approval of Related Party Transactions
The audit committee of our board of directors have adopted a charter, providing for the review, approval and/or ratification of “related party transactions,” which are those transactions required to be disclosed pursuant to Item 404 of
Regulation S-K as
promulgated by the SEC, by the audit committee. At its meetings, the audit committee shall be provided with the details of each new, existing, or proposed related party transaction, including the terms of the transaction, any contractual restrictions that the company has already committed to, the business purpose of the transaction, and the benefits of the transaction to the company and to the relevant related party. Any member of the committee who has an interest in the related party transaction under review by the committee shall abstain from voting on the approval of the related party transaction, but may, if so requested by the chairman of the committee, participate in some or all of the committee’s discussions of the related party transaction. Upon completion of its review of the related party transaction, the committee may determine to permit or to prohibit the related party transaction.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The following is a summary of fees paid or to be paid to Marcum LLP or Marcum, for services rendered.
Audit Fees:
Audit fees consist of fees for professional services rendered for the audit of our year ended December 31, 2021 financial statements and services that are normally provided by Marcum in connection with regulatory filings. The aggregate fees for Marcum for professional services rendered for the audit of our annual financial statements, review of the financial information and other required filings with the SEC for the period from October 5, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021 totaled $98,365 and $51,500, respectively. The above amount includes interim procedures and audit fees, as well as attendance at audit committee meetings.
Audit-Related Fees:
Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. We did not pay Marcum any audit related fees concerning financial accounting and reporting standards for the period from October 5, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021.
Tax Fees:
We did not pay Marcum for tax planning and tax advice for other services for the period from October 5, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021.
All Other Fees:
We did not pay Marcum for other services for the period from October 5, 2020 (inception) through December 31, 2020 and for the year ended December 31, 2021.
Pre-Approval
Policies and Procedures
In accordance with the Sarbanes-Oxley Act, our audit committee charter requires the audit committee to pre-approve
all audit and permitted
non-audit
services provided by our independent registered public accounting firm, including the review and approval in advance of our independent registered public accounting firm’s annual engagement letter and the proposed fees contained therein. The audit committee has the ability to delegate the authority to pre-approve
non-audit
services to one or more designated members of the audit committee. If such authority is delegated, such delegated members of the audit committee must report to the full audit committee at the next audit committee meeting all items preapproved by such delegated members. Since the Company became a publicly listed company all of the services performed by our independent registered public accounting firm were pre-approved
by the audit committee.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES
The following documents are filed as part of this Annual Report:
(1) Financial Statements
(2) Exhibits
We hereby file as part of this Annual Report the exhibits listed in the attached Exhibit Index.

Exhibit No.	Description
3.1	Amended and Restated Memorandum and Articles of Association (incorporated herein by reference to Exhibit 3.2 of the Company’s Registration Statement on Form S-1 (incorporated herein by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

4.1	Warrant Agreement, dated January 7, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

4.2*	Description of Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934, as amended*

10.1	Investment Management Trust Agreement, dated January 7, 2021, between Continental Stock Transfer & Trust Company and the Company (incorporated herein by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.2	Registration and Shareholder Rights Agreement, dated January 7, 2021, among the Company, the Sponsor and the Holders signatory thereto (incorporated herein by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.3	Private Placement Warrants Purchase Agreement, dated January 7, 2021, between the Registrant and the Sponsor (incorporated herein by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.4	Administrative Services Agreement, dated January 7, 2021, between the Company and the Sponsor (incorporated herein by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.5	Letter Agreement dated January 7, 2021, between the Company, the Sponsor and each director and executive officer of the Registrant (incorporated herein by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

10.6	Forward Purchase Agreement, dated January 7, 2021, between the Company and the Forward Purchase Investor (incorporated herein by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K filed with the SEC on January 13, 2021)

31.1*	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Registrant’s Chief Executive Officer (Principal Executive Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Registrant’s Chief Financial Officer (Principal Financial and Accounting Officer) Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith

ITEM 16.	FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the registrant has duly caused this Annual Report on Form
10-K
to be signed on its behalf by the undersigned, thereunto duly authorized.
March 29, 2022

SVF INVESTMENT CORP. /s/ Rajeev Misra
Name:	Rajeev Misra
Title:	Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form
10-K
has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date

/s/ Rajeev Misra Rajeev Misra	Chairman and Chief Executive Officer (Principal Executive Officer)	March 29, 2022

/s/ Navneet Govil Navneet Govil	Chief Financial Officer (Principal Financial Officer)	March 29, 2022

/s/ Ibrahim Ajami Ibrahim Ajami	Director	March 29, 2022

/s/ Anita M. Sands Anita M. Sands	Director	March 29, 2022

/s/ Javier Saade Javier Saade	Director	March 29, 2022

SVF INVESTMENT CORP.
INDEX TO FINANCIAL STATEMENTS

Page No.
Report of Independent Registered Public Accounting Firm (PCAOB ID Number 688)	F-2

Financial Statements:

Balance Sheets as of December 31, 2021 and 2020	F-3

Statements of Operations for the Year Ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020	F-4

Statements of Changes in Shareholders’ Equity for the Year Ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020	F-5

Statements of Cash Flows for the Year Ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020	F-6

Notes to the Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Shareholders and Board of Directors of
SVF Investment Corp.
Opinion on the Financial Statements
We have audited the accompanying balance sheets of SVF Investment Corp. (the “Company”) as of December 31, 2021 and 2020, the related statements of operations, changes in shareholders’ equity (deficit) and cash flows for the year ended December 31, 2021 and the period from October 5, 2020 (inception) through December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the year ended December 31, 2021 and the period from October 5, 2020 (inception) through December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
Explanatory Paragraph – Going Concern
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 1, the Company has until January 12, 2023 to consummate a Business Combination. If a Business Combination is not consummated by the required date, then the Company will cease all operations except for the purpose of liquidating. The Company has limited capital resources and will need additional financing to sustain operations for a reasonable period of time, which is considered to be one year from the issuance date of the financial statements. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans with regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Marcum LLP
Marcum LLP
We have served as the Company’s auditor since 2020.
New York, NY
March 29, 2022

SVF INVESTMENT CORP.
BALANCE SHEETS

	December 31,
	2021	2020
Assets
Current assets:
Cash	$957,030	$—
Due from related party	5,452	—
Prepaid expenses	1,170,054	12,945

Total current assets	2,132,536	12,945
Investments held in Trust Account	603,786,848	—
Deferred offering costs associated with the initial public offering	—	605,335

Total Assets	$605,919,384	$618,280

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$129,682	$353,332
Accrued expenses	359,777	197,236
Due to related party	273,438	—
Working capital loan - related party	2,343,620	—
Note payable - related party	—	172,732

Total current liabilities	3,106,517	723,300
Deferred underwriting commissions	21,131,250	—
Derivative liabilities	36,984,990	—

Total liabilities	61,222,757	723,300
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 and -0- shares at $10.00 per share as of December 31, 2021 and 2020, respectively	603,750,000	—
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 share subject to possible redemption)	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of December 31, 2021 and 2020	1,509	1,509
Additional paid-in capital	—	23,491
Accumulated deficit	(59,054,882)	(130,020)

Total shareholders’ deficit	(59,053,373)	(105,020)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$605,919,384	$618,280

The accompanying notes are an integral part of these financial statements.

SVF INVESTMENT CORP.
STATEMENTS OF OPERATIONS

	For the year ended December 31, 2021	For the period from October 5, 2020 (inception) through December 31, 2020

General and administrative expenses	$2,298,559	$130,020
General and administrative expenses - related party	28,166,170	—

Loss from operations	(30,464,729)	(130,020)
Other income (expense)
Offering costs associated with derivative warrant liabilities	(2,567,170)	—
Loss on the forward purchase agreement	(97,422,680)	—
Loss on working capital loan	(2,256,980)	—
Change in fair value of derivative liabilities	147,487,860	—
Change in fair value of working capital loan	1,913,360	—
Income from investments held in Trust Account	36,848	—

Net income (loss)	$16,726,509	$(130,020)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	58,555,479	—

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.23	$—

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	15,034,418	13,125,000 (1)

Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.23	$(0.01)

(1)
This number excludes an aggregate of up to 1,968,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

The accompanying notes are an integral part of these financial statements.

SVF INVESTMENT CORP.
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (DEFICIT)
FOR THE YEAR ENDED DECEMBER 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—January 1, 2021	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Accretion of Class A ordinary shares subject to redemption amount	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net income	—	—	—	—	—	16,726,509	16,726,509

Balance—December 31, 2021	—	$—	15,093,750	$1,509	$—	$(59,054,882)	$(59,053,373)

FOR THE PERIOD FROM OCTOBER 5, 2020 (INCEPTION) THROUGH DECEMBER 31, 2020

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—October 5, 2020 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of Class B ordinary shares to Sponsor	—	—	15,093,750	1,509	23,491	—	25,000
Net loss	—	—	—	—	—	(130,020)	(130,020)

Balance—December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)

The accompanying notes are an integral part of these financial statements.

SVF INVESTMENT CORP.
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2021	For the period from October 5, 2020 (inception) through December 31, 2020
Cash Flows from Operating Activities:
Net income (loss)	$16,726,509	$(130,020)
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	60,201	800
Non-cash compensation to Sponsor	28,056,170	—
Offering costs associated with derivative warrant liabilities	2,567,170	—
Loss on the forward purchase agreement	97,422,680	—
Loss on working capital loan	2,256,980	—
Change in fair value of derivative liabilities	(147,487,860)	—
Change in fair value of working capital loan	(1,913,360)	—
Income from investments held in Trust Account	(36,848)	—
Changes in operating assets and liabilities:
Due from related party	(5,452)	—
Prepaid expenses	(1,157,109)	12,055
Accounts payable	(240,955)	71,101
Accrued expenses	238,713	46,064
Due to related party	273,438	—

Net cash used in operating activities	(3,239,723)	—

Cash Flows from Investing Activities:
Cash deposited in Trust Account	(603,750,000)	—

Net cash used in investing activities	(603,750,000)	—

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	2,000,000	—
Repayment of note payable to related party	(295,732)	—
Proceeds received from initial public offering, gross	603,750,000	—
Proceeds received from private placement	14,075,000	—
Offering costs paid	(11,582,515)	—

Net cash provided by financing activities	607,946,753	—

Net increase in cash	957,030	—
Cash—beginning of the period	—	—

Cash—end of the period	$957,030	$—

Supplemental disclosure of noncash investing and financing activities:
Offering costs included in accounts payable	$17,305	$282,231
Offering costs included in accrued expenses	$75,000	$151,172
Offering costs paid by related party under promissory note	$62,800	$171,942
Prepaid expenses paid by Sponsor in exchange for issuance of Class B ordinary shares	$—	$25,000
Reversal of accrued expenses	$(151,172)	$—
Deferred underwriting commissions	$21,131,250	$—

The accompanying notes are
an
integral part of these financial statements.

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
As of December 31, 2021, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through December 31, 2021 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
The Company’s sponsor is SVF Sponsor LLC, a Delaware limited liability company (the “Sponsor”). The registration statement for the Company’s Initial Public Offering was declared effective on January 7, 2021. On January 12, 2021, the Company consummated its Initial Public Offering of 60,375,000 units (the “Units” and, with respect to the Class A ordinary shares included in the Units being offered, the “Public Shares”), including 7,875,000 additional Units to cover over-allotments (the “Over-Allotment Units”), at $10.00 per Unit, generating gross proceeds of approximately $603.8 million, and incurring offering costs of approximately $33.9 million, of which approximately $21.1 million was deferred underwriting commissions (see Note 6). On April 22, 2021, the underwriters made a payment to the Company in an amount of $600,000 to reimburse certain of the expenses in connection with its Initial Public Offering.
Simultaneously with the closing of the Initial Public Offering, the Company consummated the private placement (“Private Placement”) of 9,383,333 warrants (each, a “Private Placement Warrant” and collectively, the “Private Placement Warrants”), at a price of $1.50 per Private Placement Warrant with the Sponsor, generating gross proceeds of approximately $14.1 million (see Note 4).
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
If the Company is unable to complete a Business Combination within 24 months from the closing of the Initial Public Offering, or January 12, 2023, (the “Combination Period”), the Company will (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public Shares, at a per-share
price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account, including interest earned on the funds held in the Trust Account and not previously released to the Company to fund Regulatory Withdrawals (as defined in our amended and restated memorandum and articles of association), subject to an annual limit of $250,000, for a maximum of 24 months and/or to pay its income taxes, if any (less up to $100,000 of interest to pay dissolution expenses), divided by the number of the then-outstanding Public Shares, which redemption will completely extinguish Public Shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any); and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the remaining shareholders and the board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law.

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
The Initial Shareholders agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the Initial Shareholders should acquire Public Shares in or after the Initial Public Offering, they will be entitled to liquidating distributions from the Trust Account with respect to such Public Shares if the Company fails to complete a Business Combination within the Combination Period. The underwriters agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within in the Combination Period and, in such event, such amounts will be included with the funds held in the Trust Account that will be available to fund the redemption of the Company’s Public Shares. In the event of such distribution, it is possible that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be only $10.00 per share initially held in the Trust Account. In order to protect the amounts held in the Trust Account, the Sponsor agreed that it will be liable to the Company if and to the extent any claims by a third party for services rendered or products sold to the Company, or a prospective target business with which the Company has entered into a written letter of intent, confidentiality or other similar agreement or business combination agreement, reduce the amount of funds in the Trust Account to below the lesser of (i) $10.00 per Public Share and (ii) the actual amount per Public Share held in the trust account as of the date of the liquidation of the Trust Account, if less than $10.00 per share due to reductions in the value of the trust assets, less taxes payable, provided that such liability will not apply to any claims by a third party or prospective target business who executed a waiver of any and all rights to the monies held in the Trust Account (whether or not such waiver is enforceable) nor will it apply to any claims under the Company’s indemnity of the underwriters of the Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). In the event that an executed waiver is deemed to be unenforceable against a third party, the Sponsor will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the Sponsor will have to indemnify the Trust Account due to claims of creditors by endeavoring to have vendors, service providers (except the Company’s independent registered public accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account
Liquidity and Going Concern
As of December 31, 2021, the Company had approximately $1.0 million in its operating bank account and a working capital deficit of approximately $1.0 million.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of

$
25,000
for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of

$
300,000
pursuant to the Note (see Note 5). The Company repaid the Note in full on January 13,
2021.
Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of
$2.0
million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of December 31, 2021,
$2.0 million
was drawn under the Working Capital Loans.
In connection with the Company’s assessment of going concern considerations if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023 management has determined that the mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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
In connection with the Company’ s assessment of going concern considerations management has determined that the mandatory liquidation and subsequent dissolution if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023, raises substantial doubt about the Company’ s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The accompanying financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
Risks and Uncertainties
Management continues to evaluate the impact of the
COVID-19
pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.
Note 2 — Basis of Presentation and Summary of Significant Policies
Basis of presentation
The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchanges Commission (“SEC”).
Emerging Growth Company Status
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of December 31, 2021 and 2020, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of December 31, 2021 and 2020.
Investments Held in Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheet.
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
Working Capital Loan – Related Party
The Company has elected the fair value option to account for its working capital loan – related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value
with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan – related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
at the end of each reporting period.
The 12,075,000 warrants issued in connection with the Initial Public Offering (the “Public Warrants”), the 9,383,333 Private Placement Warrants, the 5,000,000 committed forward purchase warrants and the 1,000,000 additional forward purchase warrants are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, the Company recognizes the warrant instruments as liabilities at fair value and the difference between the fair value and the book value recognized as a loss. The Company adjusts the instruments to fair value at each reporting period. The liabilities are subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statements of operations. The fair value of the Public Warrants issued in connection with the Public Offering, Private Placement Warrants and Forward Purchase Agreement were initially measured at fair value using a Monte Carlo simulation model and subsequently, the fair value of the Private Placement Warrants and forward purchase warrants have been estimated using a Monte Carlo simulation model at each measurement date. The fair value of Public Warrants issued in connection with the Initial Public Offering have subsequently been measured based on the listed market price of such warrants.
Offering Costs Associated with the Initial Public Offering
Offering costs consisted of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs are allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs associated with derivative liabilities are expensed as incurred, presented as non-operating
expenses in the statements of operations. Offering costs associated with the Class A ordinary shares were included in temporary equity along with accretion of the Class A ordinary shares.
For
the year ended December 31, 2021, the total offering costs of the Initial Public Offering, of approximately $2.6 million was included in offering cost associated with derivative warrant liabilities in the statements
of operations. The Company classified deferred underwriting commissions as non-current
liabilities as their liquidation is not reasonably expected to require the use of current assets or require the creation of current liabilities.
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of December 31, 2021, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s balance sheets.
Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
capital and accumulated deficit. As of December 31, 2021, the Company recorded an adjustment to present the redeemable Class A ordinary shares at redemption value of $75,674,862 of which none was recorded against additional paid-in capital and $75,674,862 was recorded in accumulated deficit.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of
December 31
,
2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
There is currently no taxation imposed on income by the Government of the Cayman Islands. In accordance with Cayman income tax regulations, income taxes are not levied on the Company. Consequently, income taxes are not reflected in the Company’s financial statement. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.
Net Income (Loss) per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares. Net loss per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period.
Non-redeemable
ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.

The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the year ended December 31, 2021 and for the period from October 5, 2020 (inception) through December 31, 2020. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the year ended December 31, 2021		For the period from October 5, 2020 (inception) through December 31, 2020
	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares

Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$13,309,283	$3,417,226	$—	$(130,020)
Denominator:
Basic and diluted weighted average ordinary share outstanding	58,555,479	15,034,418	—	13,125,000 (1)

Basic and diluted net income (loss) per ordinary share	$0.23	$0.23	$—	$(0.01)

(1)
This number excludes an aggregate of up to 1,968,750 Class B ordinary shares subject to forfeiture if the over-allotment option is not exercised in full or in part by the underwriters. On January 12, 2021, the underwriters fully exercised the over-allotment option; thus, these shares are no longer subject to forfeiture.

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
for Convertible Instruments and Contracts in an Entity’s Own Equity”
(“ASU 2020-06”), which
simplifies accounting for convertible instruments by removing major separation models required under current GAAP. The ASU also removes certain settlement conditions that are required for equity-linked contracts to qualify for the derivative scope exception, and it simplifies the diluted earnings per share calculation in certain areas. The provisions of ASU 2020-06 are applicable for fiscal years beginning after December 15, 2023, with early adoption permitted no earlier than fiscal years beginning after December 15, 2020. The Company early adopted
ASU 2020-06 on
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
The Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares and the Forward Purchase Investor agreed not to transfer, assign or sell any of its Forward purchase units until the earlier to occur of (A) one year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $12.00 per share (as adjusted for share subdivisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any
30-trading
day period commencing at least 150 days after the initial Business Combination, or (y) the date on which the Company completes a liquidation, merger, share exchange or other similar transaction that results in all of the Public Shareholders having the right to exchange their ordinary shares for cash, securities or other property
.
Prior to closing the Initial Public Offering, in December 2020, the Sponsor transferred 150,000 shares of our Class B ordinary shares to the Company’s independent directors (the “Transferred Shares”). The Transferred Shares shall vest upon the Company consummating an Initial Business Combination.
The sale or transfers of the Founders Shares to members of the Company’s the board of directors, as described above, is within the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were effectively sold or transferred subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. A business combination is not probable until it is completed. Stock-based compensation would be recognized at the date a Business Combination is considered probable in an amount equal to the number of Founders Shares times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares. As of December 31, 2021, the Company determined that a Business Combination is not considered probable until the business combination is completed, and therefore, no stock-based compensation expense has been recognized.

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of
December 31
, 2021, $2.0 million was drawn on the working capital loan – related party, presented at its fair value of approximately $2.3 million on the accompanying balance sheets. As of December 31, 2020, the Company had no borrowings under the Working Capital Loans.
In August 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business
Combination. As of December 31, 2021, the Company had no outstanding borrowing under the Agreement.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of December 31, 2021 and 2020, the Company recorded approximately $5,000 and $0 on the balance sheets, respectively.
Administrative Services Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $110,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for the year ended December 31, 2021. As of December 31, 2021, $110,000 is due to the Sponsor and is included in due to related party on the accompanying balance sheets. There was no balance due to related party at December 31, 2020.

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
In addition to the administrative services agreement fee of $110,000 (as noted above) approximately 180,000, is due to the Sponsor’s affiliates for reimbursements of expenses and is included in due to related party on the accompanying balance sheets. There was no balance due to related party at December 31, 2020.
Note 6 — Commitments and Contingencies
Registration and Shareholder Rights
The holders of the Founder Shares, Private Placement Shares, and any shares that may be issued upon conversion of Working Capital Loans (and any Class A ordinary shares issuable upon conversion of the Founder Shares) were entitled to registration rights pursuant to a registration and shareholder rights agreement signed upon the effective date of the Initial Public Offering. The holders of these securities were entitled to make up to three demands, excluding short form demands, that the Company registers such securities. In addition, the holders had certain “piggy-back” registration rights with respect to registration statements filed subsequent to the completion of the initial Business Combination. The Company will bear the expenses incurred in connection with the filing of any such registration statements.
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
Note 7 — Derivative Liabilities
As of December 31, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding. There were no warrants outstanding as of December 31, 2020.
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
Note 8 — Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 60,375,000 Class A ordinary shares outstanding that were subject to possible redemption. There were no Class A ordinary shares issued and outstanding at December 31, 2020. As of December 31, 2021, Class A ordinary shares reflected on the balance sheet are reconciled in the following table:

As of December 31, 2021
Gross proceeds	$603,750,000
Less:
Proceeds allocated to public warrants	(44,919,000)
Class A ordinary shares issuance costs	(30,755,862)
Plus:
Accretion of carrying value to redemption value	75,674,862

Class A ordinary shares subject to possible redemption	$603,750,000

Note 9 —
Shareholders’
Equity (Deficit)
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of December 31, 2021 and 2020, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of December 31, 2021, there were 60,375,000 shares of Class A ordinary shares outstanding, all of which 23,000,000 were subject to possible redemption and are classified outside of permanent equity in the balance sheet (see Note 8). As of December 31, 2020, there were no Class A ordinary shares issued or outstanding.
Class
 B Ordinary Shares
— The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend October 5, 2020 (inception). Subsequent to October 10, 2020, the Sponsor transferred an aggregate of 150,000 Founder Shares to the

Company’s independent directors. Of the 15,093,750 Class B ordinary shares
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
Note 10 — Fair Value Measurements
The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,786,848	$—	$—	$603,786,848
Liabilities:
Working capital loan - related party	$—	$—	$2,343,620	$2,343,620
Derivative liabilities - public warrants	$14,604,180	$—	$—	$14,604,180
Derivative liabilities - private warrants	$—	$—	$12,735,230	$12,735,230
Derivative liabilities - forward purchase warrants	$—	$—	$9,645,580	$9,645,580
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

	As of January 12, 2021	As of December 31, 2021

Option term (in years)	1.4 - 5	0.5 - (5.5)
Volatility	20.00%	(20.00)%
Risk-free interest rate	0.73%	1.29%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative liabilities measured utilizing Level 3 measurements for the period for the year ended December 31, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities	184,472,850
Transfer of Public Warrants to a Level 1 measurement	(44,919,000)
Change in fair value of derivative liabilities - Level 3 measurement (1)	(117,173,040)

Derivative liabilities at December 31, 2021 - Level 3 measurement	22,380,810

(1)	includes a $87.8 million gain from the change in fair value from the forward purchase agreement
The change in the fair value of the working capital loan – related party measured with Level 3 inputs for the year ended December 31, 2021 is summarized as follows:

Fair Value at January 1, 2021	$—
Initial fair value of working capital loan - related party	4,256,980
Change in fair value of working capital loan - related party	(1,913,360)

Fair value of working capital loan - related party, December 31, 2021	$2,343,620

Note 11 — Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as described above, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.