Form 10-Q
period 2022-03-31
SVF Investment Corp.
filed 2022-05-17
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

SVF INVESTMENT CORP.
(Exact name of registrant as specified in its charter)

Cayman Islands	001-39862	98-1561624
(State or other jurisdiction of Incorporation or organization)	Commission file number:	(I.R.S. Employer Identification Number)

1 Circle Star Way San Carlos, California	94070
(Address of principal executive offices)	(Zip Code)
(650)
562-8100
Registrant’s telephone number, including area code
n/a
(Former name or former address, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol(s)	Name of Each Exchange on Which Registered:
Units, each consisting of one Class A Ordinary Share, $0.0001 par value, and one-fifth of one redeemable warrant	SVFAU	Nasdaq Capital Market
Class A Ordinary Shares included as part of the units	SVFA	Nasdaq Capital Market
Redeemable warrants included as part of the units, each whole warrant exercisable for one Class A Ordinary Share at an exercise price of $11.50	SVFAW	Nasdaq Capital Market
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
As of May
11
, 2022,

there were

10,767,555 Units, 49,607,445
Class A ordinary shares, par value $0.0001 per share, and 15,093,750 Class B, par value $0.0001, were issued and outstanding.

SVF INVESTMENT CORP.
Form
10-Q
For the Quarter Ended March 31, 2021

i

PART I—FINANCIAL INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$850,671	$957,030
Due from related party	5,452	5,452
Prepaid expenses	1,047,775	1,170,054

Total current assets	1,903,898	2,132,536
Investments held in Trust Account	603,837,042	603,786,848
Derivative assets	2,400,000	—

Total Assets	$608,140,940	$605,919,384

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$166,544	$116,755
Accrued expenses	386,536	359,777
Due to related party	575,852	286,365
Working capital loan—related party	1,098,030	2,343,620

Total current liabilities	2,226,962	3,106,517
Deferred underwriting commissions	21,131,250	21,131,250
Derivative liabilities	12,649,720	36,984,990

Total liabilities	36,007,932	61,222,757
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 shares issued and outstanding, at $10.00 per share as of March 31, 2022 and December 31, 2021	603,750,000	603,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of March 31, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 shares subject to possible redemption) as of March 31, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of March 31, 2022 and December 31, 2021	1,509	1,509
Additional paid-in capital	—	—
Accumulated deficit	(31,618,501)	(59,054,882)

Total shareholders’ deficit	(31,616,992)	(59,053,373)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$608,140,940	$605,919,384

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2022	2021
General and administrative expenses	$564,673	$766,717
General and administrative expenses—related party	30,000	28,076,170

Loss from operations	(594,673)	(28,842,887)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	(2,567,170)
Loss on the forward purchase agreement	—	(97,422,680)
Loss on working capital loan	—	(2,256,980)
Change in fair value of derivative liabilities	24,335,270	116,234,150
Change in fair value of derivative assets	2,400,000	—
Change in fair value of working capital loan	1,245,590	—
Income from investments held in Trust Account	50,194	7,865

Net income (loss)	$27,436,381	$(14,847,702)

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,375,000	52,995,833

Basic and diluted net income (loss) per ordinary share, Class A ordinary shares subject to possible redemption	$0.36	$(0.22)

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	15,093,750	14,853,125

Basic and diluted net income (loss) per ordinary share, non-redeemable ordinary shares	$0.36	$(0.22)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED MARCH 31, 2022

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2021	—	$—	15,093,750	$1,509	$—	$(59,054,882)	$(59,053,373)
Net income	—	—	—	—	—	27,436,381	27,436,381

Balance—March 31, 2022 (unaudited)	—	$—	15,093,750	$1,509	$—	$(31,618,501)	$(31,616,992)

FOR THE THREE MONTHS ENDED MARCH 31, 2021

	Ordinary Shares				Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Deficit
	Class A		Class B
	Shares	Amount	Shares	Amount
Balance—December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Accretion of Class A ordinary shares subject to redemption amount					(23,491)	(75,651,371)	(75,674,862)
Net loss						(14,847,702)	(14,847,702)

Balance—March 31, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(90,629,093)	$(90,627,584)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2022	2021
Cash Flows from Operating Activities:
Net income (loss)	$27,436,381	$(14,847,702)
Adjustments to reconcile net income (loss) to net cash provided by ( used in ) operating activities:
General and administrative expenses paid by related party under promissory note	—	60,201
Non-cash compensation to Sponsor	—	28,056,170
Offering costs associated with derivative warrant liabilities	—	2,567,170
Loss on the forward purchase agreement	—	97,422,680
Loss on working capital loan	—	2,256,980
Change in fair value of derivative liabilities	(24,335,270)	(116,234,150)
Change in fair value of derivative assets	(2,400,000)	—
Change in fair value of working capital loan	(1,245,590)	—
Income from investments held in Trust Account	(50,194)	(7,865)
Changes in operating assets and liabilities:
Due from related party	—	(30,452)
Prepaid expenses	122,279	(2,098,718)
Accounts payable	49,789	(297,887)
Accrued expenses	26,759	262,424
Due to related party	289,487	—

Net cash provided by ( used in ) operating activities	(106,359)	(2,891,149)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(603,750,000)

Net cash used in investing activities	—	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	—	2,000,000
Repayment of note payable to related party	—	(295,732)
Proceeds received from initial public offering, gross	—	603,750,000
Proceeds received from private placement	—	14,075,000
Offering costs paid	—	(12,182,515)

Net cash provided by financing activities	—	607,346,753

Net change in cash	(106,359)	705,604
Cash—beginning of the period	957,030	—

Cash—end of the period	$850,671	$705,604

Supplemental disclosure of noncash financing activities:
Offering costs included in accounts payable	$—	$17,305
Offering costs included in accrued expenses	$—	$75,000
Offering costs paid by related party under promissory note	$—	$62,800
Reversal of accrued expenses	$—	$(151,172)
Deferred underwriting commissions	$—	$21,131,250
Due from underwriters—offering costs	$—	$600,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 – Description of Organization and Business Operations
SVF Investment Corp., formerly known as Gazelle Opportunities I (Cayman), (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 5, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of March 31, 2022, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through March 31, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
All of the Public Shares contain a redemption feature which allows for the redemption of such Public Shares in connection with the Company’s liquidation, if there is a shareholder vote or tender offer in connection with the initial Business Combination and in connection with certain amendments to the Company’s Amended and Restated Memorandum and Articles of Association.
In accordance with SEC and its guidance on redeemable equity instruments, which has been codified in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic
480-10-S99,
redemption provisions not solely within the control of a company require ordinary shares subject to redemption to be classified outside of permanent equity. Given that the Public Shares will be issued with Public Warrants, the initial carrying value of ordinary shares classified as temporary equity will be the allocated proceeds determined in accordance with FASB ASC
470-20.
The Public Shares are subject to FASB ASC
480-10-S99.
If it is probable that the equity instrument will become redeemable, the Company has the option to either (i) accrete changes in the redemption value over the period from the date of issuance (or from the date that it becomes probable that the instrument will become redeemable, if later) to the earliest redemption date of the instrument or (ii) recognize changes in the redemption value immediately as they occur and adjust the carrying amount of the instrument to equal the redemption value at the end of each reporting period. The Company has elected to recognize the changes immediately.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and going concern
As of March 31, 2022, the Company had approximately $851,000 in its operating bank account and a working capital deficit of approximately $323,000.
Prior to the completion of the Initial Public Offering, the Company’s liquidity needs were satisfied through the payment by the Company’s Sponsor of $25,000 for certain offering costs on the Company’s behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000 pursuant to the Note (see Note 5). The Company repaid the Note in full on January 13, 2021.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of March 31, 2022, $2.0 million was drawn under the Working Capital Loans.
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
Risks and uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Note 2—Basis of Presentation and Summary of Significant Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three months ended March 31, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
The accompanying unaudited condensed financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Annual Report on Form
10-K
filed by the Company with the SEC on March 29, 2022.

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Further, Section 102(b)(1) of the JOBS Act exempts emerging growth companies from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a
Securit
ies Act registration statement declared effective or do not have a class of securities registered under the Exchange Act) are required to comply with the new or revised financial accounting standards. The JOBS Act provides that an emerging growth company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging
growth companies but any such an election to opt out is irrevocable. The Company has elected not to opt out of such extended transition period, which means that when a standard is issued or revised and it has different application dates for public or private companies, the Company, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard. This may make comparison of the Company’s condensed financial statements with another public company that is neither an emerging growth company nor an emerging growth company that has opted out of using the extended transition period difficult or impossible because of the potential differences in accounting standards used.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Company’s management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets, liabilities and expenses at the date of the unaudited condensed financial statements.
Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the condensed financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. Accordingly, the actual results could differ significantly from those estimates.
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of March 31, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of March 31, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
Investments Held in the Trust Account
The Company’s portfolio of investments is comprised of U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 185 days or less, or investments in money market funds that invest in U.S. government securities and generally have a readily determinable fair value, or a combination thereof. When the Company’s investments held in the Trust Account are comprised of U.S. government securities, the investments are classified as trading securities. When the Company’s investments held in the Trust Account are comprised of money market funds, the investments are recognized at fair value. Trading securities and investments in money market funds are presented on the condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of these securities is included in income from investments held in Trust Account in the accompanying statements of operations. The estimated fair values of investments held in the Trust Account are determined using available market information.
Fair Value of Financial Instruments
The fair value of the Company’s assets and liabilities, excluding the derivative warrant liabilities, which qualify as financial instruments under the FASB ASC Topic 820, “Fair Value Measurements” equal or approximate the carrying amounts represented in the balance sheet.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
•	Level 1, defined as observable inputs such as quoted prices for identical instruments in active markets;

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
As of March 31, 2022 and December 31, 2021 the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Working Capital Loan – Related Party
The Company has elected the fair value option to account for its working capital loan—related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan—related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of March 31, 2022, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. Effective with the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of March 31, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.
The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for the three months ended March 31, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net loss per share for each class of ordinary shares:

	For the Three Months Ended March 31, 2022		For the Three Months Ended March 31, 2021
	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares
Basic and diluted net income (loss) per ordinary share:
Numerator:
Allocation of net income (loss)	$21,949,105	$5,487,276	$(11,597,324)	$(3,250,378)
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	52,995,833	14,853,125

Basic and diluted net income (loss) per ordinary share	$0.36	$0.36	$(0.22)	$(0.22)

Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recently Issued Accounting Standards
Management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note 3—Initial Public Offering
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 4 – Private Placement
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
Note 5—Related Party Transactions
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
In December 2020
 and February 2021
, the Sponsor transferred 50,000 Founder Shares to each of the three independent director nominees, a total of 150,000 Founder Shares, which was estimated to be fair valued at approximately
$1.2
million

or $8.28 per
Founder Share
. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of March 31, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2022 and December 31, 2021, $2.0 million was drawn on the working capital loan—related party, presented at its fair value of approximately $1.1 million and $2.3 million, respectively on the accompanying unaudited condensed balance sheets.
In August 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination. As of March 31, 2022 and December 31, 2021, there were no balance outstanding under this Agreement.

Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of March 31, 2022 and December 31, 2021, the Company recorded approximately $5,000 and $0 on the condensed balance sheets, respectively.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $20,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for three months ended March 31, 2022 and 2021. There was $140,000 and 110,000 due to the sponsor at March 31, 2022 and December 31, 2021, respectively, which are included in the due to related party on the accompanying condensed balance sheets.
Note 6—Commitments and Contingencies
Registration and Stockholder Rights
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

Note 7 – Derivative Liabilities
As of March 31, 2022 and December 31, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
worthless.
Note 8—Class A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31 2022 and December 31, 2021, there were 60,375,000 Class A ordinary shares outstanding that were subject to possible redemption.
The Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$603,750,000
Less:
Proceeds allocated to public warrants	(44,919,000)
Class A ordinary shares issuance costs	(30,755,862)
Plus:
Accretion of carrying value to redemption value	75,674,862

Class A ordinary shares subject to possible redemption	$603,750,000

Note 9 – Shareholders’ Deficit
Preference Shares
—The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of March 31, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
—The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of March 31, 2022 and December 31, 2021, there were 60,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 8).
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Ordinary shareholders of record are entitled to one vote for each share held on all matters to be voted on by shareholders. Holders of Class A ordinary shares and holders of Class B ordinary shares will vote together as a single class on all matters submitted to a vote of the shareholders except as required by law.
The Class B ordinary shares will automatically convert into Class A ordinary shares at the time of the initial Business Combination or earlier at the option of the holders thereof at a ratio such that the number of Class A ordinary shares issuable upon conversion of all Founder Shares will equal, in the aggregate, on an as-converted
basis, 20% of the sum of (i) the total number of ordinary shares issued and outstanding upon completion of the Initial Public Offering, plus (ii) the total number of Class A ordinary shares issued or deemed issued or issuable upon conversion or exercise of any equity-linked securities or rights issued or deemed issued, by the Company in connection with or in relation to the consummation of the initial Business Combination, excluding the number of Class A ordinary shares to be sold pursuant to the Private Placement Shares Purchase Agreement and the Forward Purchase Agreement and any Class A ordinary shares or equity-linked securities exercisable for or convertible into Class A ordinary shares issued, deemed issued, or to be issued, to any seller in the initial Business Combination and any private placement shares issued to the Sponsor, its affiliates or any member of the management team upon conversion of Working Capital Loans. In no event will the Class B ordinary shares convert into Class A ordinary shares at a rate of less than one-to-one.
Note 10—Fair Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.:
March 31, 2022:

	Fair Value Measured as of March 31, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,837,042	$—	$—	$603,837,042
Derivative assets —forward purchase agreement	$—	$—	$2,400,000	$2,400,000
Liabilities:
Working capital loan—related party	$—	$—	$1,098,030	$1,098,030
Derivative liabilities—public warrants	$6,733,430	$—	$—	$6,733,430
Derivative liabilities—private warrants	$—	$—	$5,916,290	$5,916,290

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,786,848	$—	$—	$603,786,848
Liabilities:
Working capital loan—related party	$—	$—	$2,343,620	$2,343,620
Derivative liabilities—public warrants	$14,604,180	$—	$—	$14,604,180
Derivative liabilities—private warrants	$—	$—	$12,735,230	$12,735,230
Derivative liabilities—forward purchase agreement	$—	$—	$9,645,580	$9,645,580
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

	As of December 31, 2021	As of March 31, 2022
Option term (in years)	0.5 –5.5	0.5 –5.5
Volatility	20.00%	20.00%
Risk-free interest rate	1.29%	1.29%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the three months ended March 31, 2022 is summarized as follows:

Derivative assets at December 31, 2021	$—
Change in fair value of derivative assets- forward purchase agreement	2,400,000

Derivative assets at March 31, 2022 (unaudited)	$2,400,000

Derivative liabilities at December 31, 2021—	$22,380,810
Change in fair value of derivative liabilities—	(16,464,520)

Derivative liabilities at March 31, 2022 (unaudited)	$5,916,290

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the three months ended March 31, 2021 is summarized as follows:

Derivative liabilities at December 31, 2020	$—
Issuance of Public Warrants, Private Warrants, and Forward purchase agreement	184,472,850
Change in fair value of derivative liabilities	(116,234,150)

Derivative liabilities at March 31, 2021 (unaudited)	$68,238,700

There were no working capital loan outstanding as of March 31, 2021. The change in the fair value of the working capital loan—related party measured with Level 3 inputs for the three months ended March 31, 2022 is summarized as follows:

Fair Value at December 31, 2021	$2,343,620
Initial fair value of working capital loan—related party	4,256,980
Change in fair value of working capital loan—related party	(1,245,590)

Fair value of working capital loan—related party, March 31, 2022 (unaudited)	$1,098,030

Note 11—Subsequent Events
The Company evaluated subsequent events and transactions that occurred after the accompanying unaudited condensed balance sheets date up to the date that the unaudited condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations
References to the “Company,” “SVF Investment Corp I.,” “SVF Investment Corp.,” “our,” “us” or “we” refer to SVF Investment Corp. The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the unaudited interim unaudited condensed financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.
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

•	may have the effect of delaying or preventing a change of control of us by diluting the share ownership or voting rights of a person seeking to obtain control of us; and

•	may adversely affect prevailing market prices for our Class A ordinary shares.
Similarly, if we issue debt securities or otherwise incur significant debt to bank or other lenders or the owners of a target, it could result in:

•	default and foreclosure on our assets if our operating revenues after an initial business combination are insufficient to repay our debt obligations;

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

Liquidity and Going Concern
As of March 31, 2022, we had approximately $851,000 in its operating bank account and a working capital deficit of approximately $323,000.
Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000 pursuant to the Note. We repaid the Note in full on January 13, 2021.
Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs are satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of March 31, 2022, $2.0 million was drawn under the Working Capital Loans.
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
Risks and Uncertainties
Management is continuing to evaluate the impact of the
COVID-19
pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position and/or search for a target company, the specific impact is not readily determinable as of the date of the unaudited condensed financial statements. The unaudited condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty.
In February 2022, the Russian Federation and Belarus commenced a military action with the country of Ukraine. As a result of this action, various nations, including the United States, have instituted economic sanctions against the Russian Federation and Belarus. Further, the impact of this action and related sanctions on the world economy are not determinable as of the date of these unaudited condensed financial statements and the specific impact on the Company’s financial condition, results of operations, and cash flows is also not determinable as of the date of these unaudited condensed financial statements.
Results of Operations
Our entire activity since inception up to January 12, 2021 was in preparation for our formation and the Initial Public Offering, and since our Initial Public Offering, our activity has been limited to the search for a prospective initial Business Combination. We will not be generating any operating revenues until the closing and completion of our initial Business Combination. We generate non-operating
income in the form of investment income from our investments held in the Trust Account. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.
For the three months ended March 31, 2022, we had net income of approximately $20.5 million, which consisted of change in fair value of derivative liabilities of approximately $19.8 million, change in fair value of working capital loan of approximately $1.2 million and income from investments held in the Trust Account of approximately $50,000, partially offset by general and administrative expenses of approximately $565,000, general and administrative expenses to related party of $30,000.
For the three months ended March 31, 2021, we had net loss of approximately $14.8 million, which consisted of change in fair value of working capital loan of approximately $2.3 million, general and administrative expenses of approximately $767,000, general and administrative expenses to related party of approximately $28.1 million, offering costs associated with derivative liabilities of approximately $2.6 million, loss on the Forward Purchase Agreement of approximately $97.4 million and loss on working capital loan of approximately $2.3 million, partially offset by a gain in fair value of derivative liabilities of approximately $116.2 million and income from investments held in the Trust Account of approximately $8,000.

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
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based on our unaudited interim condensed financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these unaudited condensed financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our unaudited condensed financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to fair value of financial instruments and accrued expenses. We base our estimates on historical experience, known trends and events and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We have identified the following as our critical accounting policies:

Working Capital Loan – Related Party
We have elected the fair value option to account for our working capital loan—related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan—related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
Class A Ordinary Shares Subject to Possible Redemption
We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of our condensed balance sheets.

We recognize changes in redemption value immediately as they occur and adjusts the carrying value of the Class A ordinary shares subject to possible redemption to equal the redemption value at the end of each reporting period. This method would view the end of the reporting period as if it were also the redemption date for the security. We recognized the accretion from initial book value to redemption amount value. The change in the carrying value of redeemable shares of Class A ordinary shares resulted in charges against additional paid-in
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
The calculation of diluted net income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for three months ended March 31, , 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recently Issued Accounting Standards
Our management does not believe that any recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
JOBS Act
The Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) contains provisions that, among other things, relax certain reporting requirements for qualifying public companies. We qualify as an “emerging growth company” and under the JOBS Act are allowed to comply with new or revised accounting pronouncements based on the effective date for private (not publicly traded) companies. We are electing to delay the adoption of new or revised accounting standards, and as a result, we may not comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging
growth companies. As a result, our unaudited condensed financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of public company effective dates.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three months ended March 31, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of March 31, 2022, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, management believes that the financial statements included in the Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.
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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
PART
II-OTHER
INFORMATION
Item 1. Legal Proceedings
None.
Item 1A. Risk Factors
As of the date of this Quarterly Report on Form
10-Q,
there have been no material changes to the risk factors disclosed in our Form
10-K
filed with the SEC on March 29, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
faults upon Senior Securities
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

Dated: May 16, 2022	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer