Form 10-Q
period 2022-06-30
SVF Investment Corp.
filed 2022-08-11
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
12b-2
of the Act). Yes  ☒ No
☐
As of August 10, 2022, there were 10,767,555 Units
, 49,607,445
Class A ordinary shares
, par value $0.0001 per share, and
15,093,750
Class B, par value $0.0001, were issued and outstanding.

SVF INVESTMENT CORP.
Form
10-Q
For the Quarter Ended June 30, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	June 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$780,374	$957,030
Due from related party	2,726	5,452
Prepaid expenses	704,883	1,170,054

Total current assets	1,487,983	2,132,536
Investments held in Trust Account	604,694,586	603,786,848
Derivative assets	132,630	—

Total Assets	$606,315,199	$605,919,384

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$135,492	$116,755
Accrued expenses	83,743	359,777
Due to related party	972,445	286,365
Working capital loan—related party	546,250	2,343,620

Total current liabilities	1,737,930	3,106,517
Deferred underwriting commissions	21,131,250	21,131,250
Derivative liabilities	5,304,480	36,984,990

Total liabilities	28,173,660	61,222,757
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 shares issued and outstanding, at $10.014 and $10.000 per share as of June 30, 2022 and December 31, 2021, respectively	604,594,586	603,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of June 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 shares subject to possible redemption) as of June 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of June 30, 2022 and December 31, 2021	1,509	1,509
Additional paid-in capital	—	—
Accumulated deficit	(26,454,556)	(59,054,882)

Total shareholders’ deficit	(26,453,047)	(59,053,373)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$606,315,199	$605,919,384

The accompanying notes are an integral part of these condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2022	2021	2022	2021
General and administrative expenses	$448,663	$797,402	$1,013,336	$1,564,119
General and administrative expenses - related party	30,000	30,000	60,000	28,106,170

Loss from operations	(478,663)	(827,402)	(1,073,336)	(29,670,289)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(2,567,170)
Loss on the forward purchase agreement	—	—	—	(97,422,680)
Loss on working capital loan	—	—	—	(2,256,980)
Change in fair value of derivative liabilities	7,345,240	22,549,000	31,680,510	138,783,150
Change in fair value of derivative assets	(2,267,370)	—	132,630	—
Change in fair value of working capital loan	551,780	1,014,000	1,797,370	1,014,000
Income from investments held in Trust Account	857,544	9,175	907,738	17,040

Net income	$6,008,531	$22,744,773	$33,444,912	$7,897,071

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,375,000	60,375,000	60,375,000	56,705,801

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.08	$0.30	$0.44	$0.11

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	15,093,750	15,093,750	15,093,750	14,974,102

Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$0.08	$0.30	$0.44	$0.11

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSE
D
 STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	15,093,750	$1,509	$—	$(59,054,882)	$(59,053,373)
Net income	—	—	—	—	—	27,436,381	27,436,381

Balance - March 31, 2022 (unaudited)	—	—	15,093,750	1,509	—	(31,618,501)	(31,616,992)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(844,586)	(844,586)
Net income	—	—	—	—	—	6,008,531	6,008,531

Balance - June 30, 2022 (unaudited)	—	$—	15,093,750	$1,509	$—	$(26,454,556)	$(26,453,047)

FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net loss	—	—	—	—	—	(14,847,702)	(14,847,702)

Balance - March 31, 2021 (unaudited)	—	—	15,093,750	1,509	—	(90,629,093)	(90,627,584)
Net income	—	—	—	—	—	22,744,773	22,744,773

Balance - June 30, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(67,884,320)	$(67,882,811)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$33,444,912	$7,897,071
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	60,201
Non-cash compensation to Sponsor	—	28,056,170
Offering costs associated with derivative warrant liabilities	—	2,567,170
Loss on the forward purchase agreement	—	97,422,680
Loss on working capital loan	—	2,256,980
Change in fair value of derivative liabilities	(31,680,510)	(138,783,150)
Change in fair value of derivative assets	(132,630)	—
Change in fair value of working capital loan	(1,797,370)	(1,014,000)
Income from investments held in Trust Account	(907,738)	(17,040)
Changes in operating assets and liabilities:
Due from related party	2,726	(5,452)
Prepaid expenses	465,171	(1,783,711)
Accounts payable	18,737	59,248
Accrued expenses	(276,034)	266,031
Due to related party	686,080	149,153

Net cash used in operating activities	(176,656)	(2,868,649)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(603,750,000)

Net cash used in investing activities	—	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	—	2,000,000
Repayment of note payable to related party	—	(295,732)
Proceeds received from initial public offering, gross	—	603,750,000
Proceeds received from private placement	—	14,075,000
Offering costs paid	—	(11,582,515)

Net cash provided by financing activities	—	607,946,753

Net change in cash	(176,656)	1,328,104
Cash - beginning of the period	957,030	—

Cash - end of the period	$780,374	$1,328,104

Supplemental disclosure of noncash financing activities:
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	$844,586	$—
Offering costs included in accounts payable	$—	$17,305
Offering costs included in accrued expenses	$—	$75,000
Offering costs paid by related party under promissory note	$—	$62,800
Reversal of accrued expenses	$—	$(151,172)
Deferred underwriting commissions	$—	$21,131,250
Due from underwriters - offering costs	$—	$600,000
The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
Note 1 - Description of Organization and Business Operations
SVF Investment Corp., formerly known as Gazelle Opportunities I (Cayman), (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on October 5, 2020. The Company was incorporated for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses that the Company has not yet identified (“Business Combination”).
As of June 30, 2022, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through June 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering.
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
Liquidity and going concern
As of June 30, 2022, the Company had approximately $780,000 in its operating bank account and a working capital deficit of approximately $250,000.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of June 30, 2022, $2.0 million was drawn under the Working Capital Loans.
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
2-Basis
of Presentation and Summary of Significant Policies
Basis of Presentation
The accompanying unaudited condensed financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and six months ended June 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of June 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of June 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
As of June 30, 2022 and December 31, 2021 the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Working Capital Loan—Related Party
The Company has elected the fair value option to account for its working capital loan-related party with its Sponsor as defined and more fully described in Note 5. As a result of applying the fair value option, the Company records each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of June 30, 2022, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The Company is considered an exempted Cayman Islands Company and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.
Net Income Per Ordinary Share
The Company complies with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” Income and losses are shared pro rata between Class A ordinary shares subject to possible redemption and non-redeemable
ordinary shares. Net income per ordinary share is calculated by dividing the net loss by the weighted-average number of ordinary shares outstanding for the respective period.
Non-redeemable
ordinary shares include Founder Shares and Private Placement Shares as these shares do not have any redemption features.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and six months ended June 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended June 30, 2022		For the Three Months Ended June 30, 2021
	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$4,806,825	$1,201,706	$18,195,818	$4,548,955
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	60,375,000	15,093,750

Basic and diluted net income per ordinary share	$0.08	$0.08	$0.30	$0.30

	For the Six Months Ended June 30, 2022		For the Six Months Ended June 30, 2021
	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares	Class A ordinary shares subject to redemption	Non-redeemable ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$26,755,930	$6,688,982	$6,247,354	$1,649,717
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	56,705,801	14,974,102

Basic and diluted net income per ordinary share	$0.44	$0.44	$0.11	$0.11

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recently Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.
Management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying condensed financial statements.
Note
3-Initial
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
Note 4 - Private Placement
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
5-Related
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The
 Initial Shareholders agreed not to transfer, assign or sell any of their Founder Shares and the Forward Purchase Investor agreed not to transfer, assign or sell any of its Forward purchase units until the earlier to occur of (A)
one
year after the completion of the initial Business Combination and (B) subsequent to the initial Business Combination, (x) if the closing price of the Class A ordinary shares equals or exceeds $
12.00
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
In December 2020 and February 2021, the Sponsor transferred 50,000 Founder Shares to each of the three independent director nominees, a total of 150,000 Founder Shares, which was estimated to be fair valued at approximately $1.2 million or $8.28 per Founder Share. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of June 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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
In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2022 and December 31, 2021, $2.0 million was drawn on the working capital loan-related party, presented at its fair value of approximately $546,000 and $2.3 million, respectively on the accompanying unaudited condensed balance sheets.

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In August 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination. As of June 30, 2022 and December 31, 2021, there were no balance outstanding under this Agreement.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of June 30, 2022 and December 31, 2021, the Company recorded approximately $3,000 and $5,000 on the condensed balance sheets, respectively.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for three months ended June 30, 2022 and 2021. The Company incurred $60,000 and $50,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for six months ended June 30, 2022 and 2021. There was $170,000 and 110,000 due to the sponsor at June 30, 2022 and December 31, 2021, respectively, which are included in the due to related party on the accompanying condensed balance sheets.
Note
6-Commitments
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
Note 7 - Derivative Liabilities
As of June 30, 2022 and December 31, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2022 and December 31, 2021, there were 60,375,000 Class A ordinary shares outstanding that were subject to possible redemption.
The Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$603,750,000
Less:
Proceeds allocated to public warrants	(44,919,000)
Class A ordinary shares issuance costs	(30,755,862)
Plus:
Accretion of carrying value to redemption value	75,674,862

Class A ordinary shares subject to possible redemption at December 31, 2021	$603,750,000
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	844,586

Class A ordinary shares subject to possible redemption at June 30, 2022	$604,594,586

Note 9 - Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of June 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of June 30, 2022 and December 31, 2021, there were 60,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 8).
Class
 B Ordinary Shares
-The Company is authorized to issue 20,000,000 Class B ordinary shares with a par value of $0.0001 per share. On October 10, 2020, the Company issued 11,500,000 Class B ordinary shares. On November 13, 2020, the Company effected a share dividend with respect to Class B ordinary shares, resulting in an aggregate of 15,093,750 Class B ordinary shares outstanding. All shares and associated amounts have been retroactively restated to reflect the share dividend October 5, 2020 (inception). Subsequent to October 10, 2020, the Sponsor transferred an aggregate of 150,000 Founder Shares to the Company’s independent directors. Of the 15,093,750 Class B ordinary shares outstanding, up to 1,968,750 Class B ordinary shares were subject to forfeiture to the Company by the Initial Shareholders for no consideration to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the Initial Shareholders would collectively own 20% of the Company’s issued and outstanding ordinary shares after the Initial Public Offering (excluding the number of Class A ordinary shares to be sold pursuant to the Forward Purchase Agreement). On December 31, 2020, the underwriters fully exercised the over-allotment option; thus, these 1,968,750 Class B ordinary shares are no longer subject to forfeiture.

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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.:
June 30, 2022:

	Fair Value Measured as of June 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$604,694,586	$—	$—	$604,694,586
Derivative assets-forward purchase agreement	$—	$—	$132,630	$132,630
Liabilities:
Working capital loan-related party	$—	$—	$546,250	$546,250
Derivative liabilities-public warrants	$2,898,000	$—	$—	$2,898,000
Derivative liabilities-private warrants	$—	$—	$2,406,480	$2,406,480

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

December 31, 2021:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,786,848	$—	$—	$603,786,848
Liabilities:
Working capital loan-related party	$—	$—	$2,343,620	$2,343,620
Derivative liabilities-public warrants	$14,604,180	$—	$—	$14,604,180
Derivative liabilities-private warrants	$—	$—	$12,735,230	$12,735,230
Derivative liabilities-forward purchase agreement	$—	$—	$9,645,580	$9,645,580
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
yield curve on the grant date fo
r
 a maturity similar to the expected remaining life of the warrants. The expected life of the warrants is assumed to be equivalent to their remaining contractual term. The dividend rate is based on the historical rate, which the Company anticipates remaining at zero.

	As of December 31, 2021	As of June 30, 2022
Option term (in years )	0.5-5. 5	0.5-5.5
Volatility	20.00%	20.00%
Risk-free interest rate	1.29%	1.29%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the six months ended June 30, 2022 is summarized as follows:

Derivative assets at December 31, 2021	$—
Change in fair value of derivative assets—forward purchase agreement	2,400,000

Derivative assets at March 31, 2022	2,400,000
Change in fair value of derivative assets—forward purchase agreement	(2,267,370)

Derivative assets at June 30, 2022	$132,630

Derivative liabilities at December 31, 2021	$22,380,810
Change in fair value of derivative liabilities	(16,464,520)

Derivative liabilities at March 31, 2022	5,916,290
Change in fair value of derivative liabilities	(3,509,810)

Derivative liabilities at June 30, 2022	$2,406,480

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the six months ended June 30, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities	184,472,850
Transfer of Public Warrants to a Level 1 measurement	(44,919,000)
Change in fair value of derivative liabilities—Level 3 measurement (1)	(96,310,400)

Derivative liabilities at March 31, 2021—Level 3 measurement	43,243,450
Change in fair value of derivative liabilities—Level 3 measurement (2)	(16,149,250)

Derivative liabilities at June 30, 2021—Level 3 measurement	$27,094,200

(1)	includes a $76.5 million gain from the change in fair value from the forward purchase agreement
(2)	includes a $10.2 million gain from the change in fair value from the forward purchase agreement
The change in the fair value of the working capital loan—related party measured with Level 3 inputs for the period for the six months ended June 30, 2021 is summarized as follows:

Fair value of working capital loan—related party, December 31, 2021	$2,343,620
Change in fair value of working capital loan—related party	(1,245,590)

Fair value of working capital loan—related party, March 31, 2022	$1,098,030
Change in fair value of working capital loan—related party	(551,780)

Fair value of working capital loan—related party, June 30, 2022	$546,250

Note
11-Subsequent
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

Liquidity and Going Concern
As of June 30, 2022, we had approximately $780,000 in its operating bank account and a working capital deficit of approximately $250,000.
Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000 pursuant to the Note. We repaid the Note in full on January 13, 2021.
Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs are satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of June 30, 2022, $2.0 million was drawn under the Working Capital Loans.
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
For the three months ended June 30, 2022, we had net income of approximately $6.0 million, which consisted of change in fair value of derivative liabilities of approximately $7.3 million, change in fair value of working capital loan of approximately $552,000 and income from investments held in the Trust Account of approximately $858,000, partially offset by general and administrative expenses of approximately $449,000, general and administrative expenses to related party of $30,000 and change in fair value of derivative assets of approximately $2.3 million.
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

For the six months ended June 30, 2022, we had net income of approximately $33.4 million, which consisted of change in fair value of derivative liabilities of approximately $31.7 million, change in fair value of working capital loan of approximately $1.8 million, change in fair value of derivative assets of approximately $133,000 and income from investments held in the Trust Account of approximately $908,000, partially offset by general and administrative expenses of approximately $1.0 million and general and administrative expenses to related party of $60,000.
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
Working Capital Loan—Related Party
We have elected the fair value option to account for our working capital loan-related party with our Sponsor. As a result of applying the fair value option, we record each draw at fair value with a gain or loss recognized at issuance, and subsequent changes in fair value are recorded as change in the fair value of working capital loan-related party on the statements of operations. The fair value is based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement. These inputs reflect management’s and, if applicable, an independent third-party valuation firm’s own assumption about the assumptions a market participant would use in pricing the asset or liability.
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
capital and accumulated deficit.
Net Income per Ordinary Share
We comply with accounting and disclosure requirements of FASB ASC Topic 260, “Earnings Per Share.” We have two classes of shares, which are referred to as Class A ordinary shares and Class B ordinary shares. Income and losses are shared pro rata between the two classes of shares. Net income per ordinary share is calculated by dividing the net income by the weighted-average number of ordinary shares outstanding for the respective period.
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for three and six months ended June 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
Non-cash
compensation to Sponsor
The Company records
non-cash
compensation recognized as a result of the fair value of the Private Placement Warrants being in excess of the amount paid by the Sponsor, pursuant to ASC 718, Share-based Compensation.
Recently Issued Accounting Standards
In June 2022, the FASB issued ASU
2022-03,
ASC Subtopic 820 “Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions”. The ASU amends ASC 820 to clarify that a contractual sales restriction is not considered in measuring an equity security at fair value and to introduce new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value. The ASU applies to both holders and issuers of equity and equity-linked securities measured at fair value. The amendments in this ASU are effective for the Company in fiscal years beginning after December 15, 2023, and interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been issued or made available for issuance. The Company is still evaluating the impact of this pronouncement on the condensed financial statements.

Our management does not believe that any other recently issued, but not yet effective, accounting standards if currently adopted would have a material effect on the accompanying unaudited condensed financial statements.
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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three months ended June 30, 2022, as such term is defined in Rules
13a-15(e)
and
15d-15(e)
under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of June 30, 2022, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, management believes that the financial statements included in the Form
10-Q
present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.
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

Dated: August 10, 2022	SVF INVESTMENT CORP.

	By:	/s/ Rajeev Misra
	Name:	Rajeev Misra
	Title:	Chief Executive Officer