Form 10-Q
period 2022-09-30
SVF Investment Corp.
filed 2022-11-14
CIK 1828478

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of t
h
e Securities Act.     Yes   ☐     No   ☒
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
As of November
14
, 2022, there were 10,767,555 Units, 49,607,445 Class A ordinary shares, par value $0.0001 per share, and 15,093,750 Class B, par value $0.0001, were issued and outstanding.

SVF INVESTMENT CORP.

Form 10-Q

For the Quarter Ended September 30, 2022

PART
I-FINANCIAL
INFORMATION
Item 1. Condensed Financial Statements
SVF INVESTMENT CORP.
CONDENSED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
Assets
Current assets:
Cash	$126,759	$957,030
Due from related party	2,726	5,452
Prepaid expenses	361,992	1,170,054

Total current assets	491,477	2,132,536
Investments held in Trust Account	607,424,726	603,786,848
Derivative assets	263,620	—

Total Assets	$608,179,823	$605,919,384

Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit
Current liabilities:
Accounts payable	$196,178	$116,755
Accrued expenses	—	359,777
Due to related party	436,837	286,365
Working capital loan - related party	427,640	2,343,620

Total current liabilities	1,060,655	3,106,517
Deferred underwriting commissions	21,131,250	21,131,250
Derivative liabilities	3,871,660	36,984,990

Total liabilities	26,063,565	61,222,757
Commitments and Contingencies
Class A ordinary shares subject to possible redemption, $0.0001 par value; 60,375,000 shares issued and outstanding, at $10.059 and $10.000 per share as of September 30, 2022 and December 31, 2021, respectively	607,324,726	603,750,000
Shareholders’ Deficit:
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding as of September 30, 2022 and December 31, 2021	—	—
Class A ordinary shares, $0.0001 par value; 200,000,000 shares authorized (excluding 60,375,000 shares subject to possible redemption) as of September 30, 2022 and December 31, 2021	—	—
Class B ordinary shares, $0.0001 par value; 20,000,000 shares authorized; 15,093,750 shares issued and outstanding as of September 30, 2022 and December 31, 2021	1,509	1,509
Additional paid-in capital	—	—
Accumulated deficit	(25,209,977)	(59,054,882)

Total shareholders’ deficit	(25,208,468)	(59,053,373)

Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption and Shareholders’ Deficit	$608,179,823	$605,919,384

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
General and administrative expenses	$407,841	$415,942	$1,421,177	$1,980,061
General and administrative expenses - related party	30,000	30,000	90,000	28,136,170

Loss from operations	(437,841)	(445,942)	(1,511,177)	(30,116,231)
Other income (expenses):
Offering costs associated with derivative warrant liabilities	—	—	—	(2,567,170)
Loss on the forward purchase agreement	—	—	—	(97,422,680)
Loss on working capital loan	—	—	—	(2,256,980)
Change in fair value of derivative liabilities	1,432,820	14,314,780	33,113,330	153,097,930
Change in fair value of derivative assets	130,990	—	263,620	—
Change in fair value of working capital loan	118,610	974,170	1,915,980	1,988,170
Income from investments held in Trust Account	2,730,140	9,277	3,637,878	26,317

Net income	$3,974,719	$14,852,285	$37,419,631	$22,749,356

Basic and diluted weighted average shares outstanding of Class A ordinary shares subject to possible redemption	60,375,000	60,375,000	60,375,000	57,942,308

Basic and diluted net income per ordinary share, Class A ordinary shares subject to possible redemption	$0.05	$0.20	$0.50	$0.31

Basic and diluted weighted average shares outstanding of non-redeemable ordinary shares	15,093,750	15,093,750	15,093,750	15,014,423

Basic and diluted net income per ordinary share, non-redeemable ordinary shares	$0.05	$0.20	$0.50	$0.31

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2022

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2021	—	$—	15,093,750	$1,509	$—	$(59,054,882)	$(59,053,373)
Net income	—	—	—	—	—	27,436,381	27,436,381

Balance - March 31, 2022 (unaudited)	—	—	15,093,750	1,509	—	(31,618,501)	(31,616,992)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(844,586)	(844,586)
Net income	—	—	—	—	—	6,008,531	6,008,531

Balance - June 30, 2022 (unaudited)	—	—	15,093,750	1,509	—	(26,454,556)	(26,453,047)
Remeasurement of redemption value of Class A ordinary shares subject to possible redemption	—	—	—	—	—	(2,730,140)	(2,730,140)
Net income	—	—	—	—	—	3,974,719	3,974,719

Balance - September 30, 2022 (unaudited)	—	$—	15,093,750	$1,509	$—	$(25,209,977)	$(25,208,468)

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2021

	Ordinary Shares				Additional		Total
	Class A		Class B		Paid-in	Accumulated	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance - December 31, 2020	—	$—	15,093,750	$1,509	$23,491	$(130,020)	$(105,020)
Remeasurement of redemption value of Class A Ordinary Shares subject to possible redemption amount	—	—	—	—	(23,491)	(75,651,371)	(75,674,862)
Net loss	—	—	—	—	—	(12,590,722)	(12,590,722)

Balance - March 31, 2021 (unaudited)	—	—	15,093,750	1,509	—	(88,372,113)	(88,370,604)
Net income	—	—	—	—	—	20,487,793	20,487,793

Balance - June 30, 2021 (unaudited)	—	—	15,093,750	1,509	—	(67,884,320)	(67,882,811)
Net income	—	—	—	—	—	14,852,285	14,852,285

Balance - September 30, 2021 (unaudited)	—	$—	15,093,750	$1,509	$—	$(53,032,035)	$(53,030,526)

The accompanying notes are an integral part of these unaudited condensed financial statements.

SVF INVESTMENT CORP.
UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash Flows from Operating Activities:
Net income	$37,419,631	$22,749,356
Adjustments to reconcile net income to net cash used in operating activities:
General and administrative expenses paid by related party under promissory note	—	60,201
Non-cash compensation to Sponsor	—	28,056,170
Offering costs associated with derivative warrant liabilities	—	2,567,170
Loss on the forward purchase agreement	—	97,422,680
Loss on working capital loan	—	2,256,980
Change in fair value of derivative liabilities	(33,113,330)	(153,097,930)
Change in fair value of derivative assets	(263,620)	—
Change in fair value of working capital loan	(1,915,980)	(1,988,170)
Income from investments held in Trust Account	(3,637,878)	(26,317)
Changes in operating assets and liabilities:
Due from related party	2,726	(5,452)
Prepaid expenses	808,062	(1,473,410)
Accounts payable	79,423	(167,579)
Accrued expenses	(359,777)	298,318
Due to related party	150,472	479,334

Net cash used in operating activities	(830,271)	(2,868,649)

Cash Flows from Investing Activities:
Cash deposited in Trust Account	—	(603,750,000)

Net cash used in investing activities	—	(603,750,000)

Cash Flows from Financing Activities:
Proceeds received from working capital loan to related party	—	2,000,000
Repayment of note payable to related party	—	(295,732)
Proceeds received from initial public offering, gross	—	603,750,000
Proceeds received from private placement	—	14,075,000
Offering costs paid	—	(11,582,515)

Net cash provided by financing activities	—	607,946,753

Net change in cash	(830,271)	1,328,104
Cash - beginning of the period	957,030	—

Cash - end of the period	$126,759	$1,328,104

Supplemental disclosure of noncash financing activities:
Remeasurement of Class A ordinary shares subject to possible redemption amount	$3,574,726	$—
Offering costs included in accounts payable	$—	$17,305
Offering costs included in accrued expenses	$—	$75,000
Offering costs paid by related party under promissory note	$—	$62,800
Reversal of accrued expenses	$—	$(151,172)
Deferred underwriting commissions	$—	$21,131,250
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
As of September 30, 2022, the Company had not yet commenced operations. All activity for the period from October 5, 2020 (inception) through September 30, 2022 relates to the Company’s formation and the initial public offering (the “Initial Public Offering”), described below, and, subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of a Business Combination, at the earliest. The Company generates non-operating
income in the form of interest income on its investments held in the trust account from the proceeds of its Initial Public Offering. The Company’s fiscal year end is December 31.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Liquidity and going concern
As of September 30, 2022, the Company had approximately $127,000 in its operating bank account and a working capital deficit of approximately $569,000.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Subsequent to the consummation of the Initial Public Offering and Private Placement, the Company’s liquidity needs will be satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans (see Note 5). As of September 30, 2022, $2.0 million was outstanding under the Working Capital Loans. In addition, the Company has access to borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. As of September 30, 2022, there was no drawdown under this loan agreement.
In connection with the Company’s assessment of going concern considerations if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023 management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.
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
The accompanying unaudited condensed financial statements are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and with the instructions to Form
10-Q
and Article 10 of Regulation
S-X
and pursuant to the rules and regulations of the SEC. Accordingly, certain disclosures included in the annual financial statements have been condensed or omitted from these financial statements as they are not required for interim financial statements under U.S. GAAP and the rules of the SEC. In the opinion of management, the unaudited condensed financial statements reflect all adjustments, which include only normal recurring adjustments necessary for the fair statement of the balances and results for the period presented. Operating results for the three and nine months ended September 30, 2022, are not necessarily indicative of the results that may be expected through December 31, 2022, or any future period.
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
Cash and Cash Equivalents
The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had no cash equivalents held outside the Trust Account as of September 30, 2022 and December 31, 2021.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000 and investments held in the Trust Account. As of September 30, 2022 and December 31, 2021, the Company had not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.
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
As of September 30, 2022 and December 31, 2021 the carrying values of cash, prepaid expense, due from related party, accounts payable, accrued expenses, due to related party and note payable to related party approximate their fair values due to the short-term nature of the instruments. The fair value of investments held in Trust Account is determined using quoted prices in active markets.
Working Capital Loan-Related Party
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Class A Ordinary Shares Subject to Possible Redemption
The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC 480. Class A ordinary shares subject to mandatory redemption (if any) are classified as liability instruments and are measured at fair value. Conditionally redeemable Class A ordinary shares (including Class A ordinary shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, Class A ordinary shares are classified as shareholders’ equity (deficit). The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. Accordingly, at the Initial Public Offering and as of September 30, 2022, 60,375,000 Class A ordinary shares subject to possible redemption are presented as temporary equity, outside of the shareholders’ equity (deficit) section of the Company’s condensed balance sheets.
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
ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not
to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s only major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2022 and December 31, 2021. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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
The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for the three and nine months ended September 30, 2022 and 2021. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.
The table below presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per share for each class of ordinary shares:

	For the Three Months Ended September 30, 2022		For the Three Months Ended September 30, 2021
	Class A ordinary shares subject to redemption	Non- redeemable ordinary shares	Class A ordinary shares subject to redemption	Non- redeemable ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$3,179,775	$794,944	$11,881,828	$2,970,457
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	60,375,000	15,093,750

Basic and diluted net income per ordinary share	$0.05	$0.05	$0.20	$0.20

	For the Nine Months Ended September 30, 2022		For the Nine Months Ended September 30, 2021
	Class A ordinary shares subject to redemption	Non- redeemable ordinary shares	Class A ordinary shares subject to redemption	Non- redeemable ordinary shares
Basic and diluted net income per ordinary share:
Numerator:
Allocation of net income	$29,935,705	$7,483,926	$18,067,561	$4,681,795
Denominator:
Basic and diluted weighted average ordinary share outstanding	60,375,000	15,093,750	57,942,308	15,014,423

Basic and diluted net income per ordinary share	$0.50	$0.50	$0.31	$0.31

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
In December 2020 and February 2021, the Sponsor transferred 50,000 Founder Shares to each of the three independent director nominees, a total of 150,000 Founder Shares, which was estimated to be fair valued at approximately $1.2 million or $8.28 per Founder Share. The transfer of the Founder Shares is in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the grant date. The Founders Shares were granted subject to a performance condition (i.e., the occurrence of a Business Combination). Compensation expense related to the Founders Shares is recognized only when the performance condition is probable of occurrence under the applicable accounting literature in this circumstance. As of September 30, 2022, the Company determined that a Business Combination is not considered probable, and, therefore, no stock-based compensation expense has been recognized. Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon completion of a Business Combination) in an amount equal to the number of Founders Shares that ultimately vest multiplied times the grant date fair value per share (unless subsequently modified) less the amount initially received for the purchase of the Founders Shares.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor, members of the Company’s founding team or any of their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company will repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lenders’ discretion, up to $2.0 million of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.50 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2022 and December 31, 2021, $2.0 million was outstanding on the working capital loan-related party, presented at its fair value of approximately $428,000 and $2.3 million, respectively on the accompanying unaudited condensed balance sheets.
In August 2021, the Company entered a Loan Agreement (the “Agreement”) with the Sponsor, pursuant to which the Company may borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. There will be no interest accrued under the Agreement. All unpaid principal under the Agreement will be due and payable in full on the effective date of the Business Combination. As of September 30, 2022 and December 31, 2021, there were no balance outstanding under this Agreement.
Due from Related Party
Due from related party consist of amounts due from the Sponsor or an affiliate of the Sponsor. As of September 30, 2022 and December 31, 2021, the Company recorded approximately $3,000 and $5,000 on the condensed balance sheets, respectively.
Administrative Service Agreement
Commencing on the date that the Company’s securities were first listed on the NASDAQ through the earlier of consummation of the initial Business Combination and the liquidation, the Company agreed to pay the Sponsor $10,000 per month for office space, secretarial and administrative services provided to the Company by an affiliate of the Sponsor.
The Company incurred $30,000 and $30,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for three months ended September 30, 2022 and 2021. The Company incurred $90,000 and $80,000 in such fees included as general and administrative expenses to related party on the accompanying statements of operations for nine months ended September 30, 2022 and 2021. There was $200,000 and 110,000 due to the sponsor at September 30, 2022 and December 31, 2021, respectively, which are included in the due to related party on the accompanying condensed balance sheets.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note 7—Derivative Liabilities
As of September 30, 2022 and December 31, 2021, the Company had 12,075,000 Public Warrants and 9,383,333 Private Warrants outstanding.
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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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
Note
8-Class
A Ordinary Shares Subject to Possible Redemption
The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to the occurrence of uncertain future events. The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2022 and December 31, 2021, there were 60,375,000 Class A ordinary shares outstanding that were subject to possible redemption.
The Class A ordinary shares reflected on the condensed balance sheets are reconciled in the following table:

Gross proceeds	$603,750,000
Less:
Proceeds allocated to public warrants	(44,919,000)
Class A ordinary shares issuance costs	(30,755,862)
Plus:
Accretion of carrying value to redemption value	75,674,862

Class A ordinary shares subject to possible redemption at December 31, 2021	$603,750,000
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	844,586

Class A ordinary shares subject to possible redemption at June 30, 2022	$604,594,586
Subsequent remeasurement of Class A ordinary shares subject to possible redemption amount	2,730,140

Class A ordinary shares subject to possible redemption at September 30, 2022	$607,324,726

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Note 9—Shareholders’ Deficit
Preference Shares
-The Company is authorized to issue 1,000,000 preference shares with a par value of $0.0001 per share. As of September 30, 2022 and December 31, 2021, there were no preference shares issued or outstanding.
Class
 A Ordinary Shares
-The Company is authorized to issue 200,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. As of September 30, 2022 and December 31, 2021, there were 60,375,000 shares of Class A ordinary shares outstanding, all of which were subject to possible redemption and are classified outside of permanent equity in the condensed balance sheets (see Note 8).
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
Note
10-Fair
Value Measurements
The following table presents information about the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques that the Company utilized to determine such fair value.:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

September 30, 2022:

	Fair Value Measured as of September 30, 2022
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$607,424,726	$—	$—	$607,424,726
Derivative assets-forward purchase agreement	$—	$—	$263,620	$263,620
Liabilities:
Working capital loan-related party	$—	$—	$427,640	$427,640
Derivative liabilities-public warrants	$2,052,750	$—	$—	$2,052,750
Derivative liabilities-private warrants	$—	$—	$1,818,910	$1,818,910
December 31, 2021:

	Fair Value Measured as of December 31, 2021
	Level 1	Level 2	Level 3	Total
Assets:
Investments held in Trust Account	$603,786,848	$—	$—	$603,786,848
Liabilities:
Working capital loan-related party	$—	$—	$2,343,620	$2,343,620
Derivative liabilities-public warrants	$14,604,180	$—	$—	$14,604,180
Derivative liabilities-private warrants	$—	$—	$12,735,230	$12,735,230
Derivative liabilities-forward purchase agreement	$—	$—	$9,645,580	$9,645,580
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

	As of December 31, 2021	As of September 30, 2022
Option term (in years)	0.5-5.5	0.5-5.5
Volatility	20.00%	25.00%
Risk-free interest rate	1.29%	3.84%
Expected dividends	0.00%	0.00%
The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2022 is summarized as follows:

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Derivative assets at December 31, 2021	$—
Change in fair value of derivative assets - forward purchase agreement	2,400,000

Derivative liabilities at March 31, 2022	2,400,000
Change in fair value of derivative assets - forward purchase agreement	(2,267,370)

Derivative liabilities at June 30, 2022	132,630
Change in fair value of derivative assets - forward purchase agreement	130,990

Derivative liabilities at September 30, 2022	$263,620

Derivative liabilities at December 31, 2021	$22,380,810
Change in fair value of derivative liabilities	(16,464,520)

Derivative liabilities at March 31, 2022	5,916,290
Change in fair value of derivative liabilities	(3,509,810)

Derivative liabilities at June 30, 2022	2,406,480
Change in fair value of derivative liabilities	(587,570)

Derivative liabilities at September 30, 2022	$1,818,910

The change in the fair value of the derivative assets and liabilities, measured with Level 3 inputs, for the nine months ended September 30, 2021 is summarized as follows:

Derivative liabilities beginning of the period	$—
Issuance of derivative liabilities	184,472,850
Transfer of Public Warrants to a Level 1 measurement	(44,919,000)
Change in fair value of derivative liabilities - Level 3 measurement (1)	(96,310,400)

Derivative liabilities at March 31, 2021 - Level 3 measurement	43,243,450
Change in fair value of derivative liabilities - Level 3 measurement (2)	(16,149,250)

Derivative liabilities at June 30, 2021 - Level 3 measurement	27,094,200
Change in fair value of derivative liabilities - Level 3 measurement (3)	(7,794,280)

Derivative liabilities at September 30, 2021 - Level 3 measurement	$19,299,920

(1)	includes a $76.5 million gain from the change in fair value from the forward purchase agreement
(2)	includes a $10.2 million gain from the change in fair value from the forward purchase agreement
(3)	includes a $3.1 million gain from the change in fair value from the forward purchase agreement
The change in the fair value of the working capital loan-related party measured with Level 3 inputs for the period for the nine months ended September 30, 2022 is summarized as follows:

Fair value of working capital loan - related party, December 31, 2021	$2,343,620
Change in fair value of working capital loan - related party	(1,245,590)

Fair value of working capital loan - related party, March 31, 2022	1,098,030
Change in fair value of working capital loan - related party	(551,780)

Fair value of working capital loan - related party, June 30, 2022	546,250
Change in fair value of working capital loan - related party	(118,610)

Fair value of working capital loan - related party, September 30, 2022	$427,640

SVF INVESTMENT CORP.
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

Liquidity and Going Concern

As of September 30, 2022, we had approximately $127,000 in its operating bank account and a working capital deficit of approximately $569,000.

Prior to the completion of our Initial Public Offering, our liquidity needs were satisfied through the payment by our Sponsor of $25,000 for certain offering costs on our behalf in exchange for the issuance of the Founder Shares, and loans proceeds from our Sponsor of $300,000 pursuant to the Note. We repaid the Note in full on January 13, 2021.

Subsequent to the consummation of the Initial Public Offering and Private Placement, our liquidity needs are satisfied with a portion of the proceeds of $2.0 million from the consummation of the Private Placement not held in the Trust Account. In addition, in order to finance transaction costs in connection with a Business Combination, the Sponsor may, but is not obligated to, provide the Company Working Capital Loans. As of September 30, 2022, $2.0 million was outstanding under the Working Capital Loans. In addition, we have access to borrow up to $1,000,000 from the Sponsor for ongoing expenses reasonably related to the business of the Company and the consummation of the Business Combination. As of September 30, 2022, there was no drawdown under this loan agreement.

In connection with the Company’s assessment of going concern considerations if the Company is unable to complete a Business Combination with 24 months from closing of the Initial Public Offering, or January 12, 2023 management has determined that the liquidity condition, mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern for a period of time which is considered to be one year from the issuance of these financial statements. The financial statements do not include any adjustment that might be necessary if the Company is unable to continue as a going concern.

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

For the three months ended September 30, 2022, we had net income of approximately $4.0 million, which consisted of a net gain from change in fair value of derivative liabilities of approximately $1.4 million, change in fair value of derivative assets of approximately $131,000, change in fair value of working capital loan of approximately $119,000 and income from investments held in the Trust Account of approximately $2.7 million, partially offset by general and administrative expenses of approximately $408,000, general and administrative expenses to related party of $30,000.

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

For the nine months ended September 30, 2022, we had net income of approximately $37.4 million, which consisted of change in fair value of derivative liabilities of approximately $33.1 million, change in fair value of working capital loan of approximately $1.9 million, change in fair value of derivative assets of approximately $264,000 and income from investments held in the Trust Account of approximately $3.6 million, partially offset by general and administrative expenses of approximately $1.4 million and general and administrative expenses to related party of $90,000.

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

Working Capital Loan-Related Party

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

The calculation of diluted net income per ordinary share does not consider the effect of the warrants issued in connection with the Initial Public Offering and the Private Placement to purchase an aggregate of 21,458,333 ordinary shares since their inclusion would be anti-dilutive under the treasury stock method. As a result, diluted net income per ordinary share is the same as basic net income per ordinary share for three and nine months ended September 30, 2022. Accretion associated with the redeemable Class A ordinary shares is excluded from earnings per share as the redemption value approximates fair value.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of three months ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer has concluded that during the period covered by this report, our disclosure controls and procedures were not effective as of September 30, 2022, because of a material weakness in our internal control over accounting for complex financial instruments. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, the Company’s management has concluded that our control around the interpretation and accounting for certain complex features of financial instruments was not effectively designed or maintained. This material weakness resulted in the restatement of the Company’s interim financial information for the quarters ended March 31, 2021, June 30, 2021 and September 30, 2021. As a result, our management performed additional analysis as deemed necessary to ensure that our interim financial statements were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). Accordingly, management believes that the financial statements included in the Form 10-Q present fairly, in all material respects, our financial position, result of operations and cash flows of the periods presented. Management understands that the accounting standards applicable to our unaudited condensed financial statements are complex and has since the inception of the Company benefited from the support of experienced third-party professionals with whom management has regularly consulted with respect to accounting issues. Management intends to continue to further consult with such professionals in connection with accounting matters.

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

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting that occurred during our fiscal quarter ended September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Dated: November 14, 2022	SVF INVESTMENT CORP.

	By:	/s/ Navneet Govil
	Name:	Navneet Govil
	Title:	Chief Executive Officer